Form 10-Q
period 1995-03-31
EASTPOINT MALL LTD PARTNERSHIP
filed 1995-05-12
CIK 772074

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to


Commission file number: 2-98786


                       EASTPOINT MALL LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)




        Delaware                                        13-3314601
 (State or other jurisdiction of                     (I.R.S. Employer
  Incorporation or organization)                    identification No.)

 3 World Financial Center, 29th Floor, NY, NY              10285
 (Address of principal executive offices)                (Zip code)

                                 (212) 526-3237
                        (Registrant's telephone number,
                              including area code)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Consolidated Balance Sheets

                                              March 31,         December 31,
Assets                                            1995                 1994

Real estate, at cost:
        Land                             $   4,166,230        $   4,166,230
        Building                            43,241,060           43,241,060
        Improvements                         6,391,276            6,354,635

                                            53,798,566           53,761,925
Less accumulated depreciation
and amortization                           (10,429,686)          (9,997,420)

                                            43,368,880           43,764,505

Cash                                         6,262,669            5,661,047
Restricted cash                              2,100,000            2,100,000
Cash-held in escrow                            533,627              370,993
Accounts receivable, net of allowance
of $156,195 in 1995 and $294,059
in 1994                                        519,342              639,739
Deferred rent receivable                       282,238              257,901
Note receivable                                816,000              816,000
Deferred charges, net of accumulated
amortization of $278,104 in 1995
and $230,023 in 1994                         1,625,875            1,671,299
Prepaid expenses                               210,360              343,516


                Total Assets             $  55,718,991        $  55,625,000


Liabilities, Minority Interest and Partners' Capital

Liabilities:
        Accounts payable and
        accrued expenses                 $     153,759        $     169,474
        Mortgage loan payable               51,000,000           51,000,000
        Accrued interest payable               340,425              340,425
        Due to affiliates                       20,000               40,251
        Security deposits payable               59,656               59,656
        Deferred income                        404,945              417,989
        Distribution payable                   288,826              288,826

                Total Liabilities           52,267,611           52,316,621

Minority interest                             (313,120)            (328,580)

Partners' Capital (Deficit):
        General Partner                        (76,623)             (77,899)
        Limited Partners (4,575 limited
          partnership units authorized,
          issued and outstanding)            3,841,123            3,714,858

                Total Partners' Capital      3,764,500            3,636,959

                Total Liabilities,
                Minority Interest and
                Partners' Capital        $  55,718,991        $  55,625,000



Consolidated Statements of Operations
For the three months ended March 31, 1995 and 1994

Income                                            1995                 1994

Rental income                            $   2,005,855        $   1,904,707
Escalation income                              851,594              793,848
Interest income                                 99,560               41,428
Miscellaneous income                            10,208                6,854

        Total Income                         2,967,217            2,746,837

Expenses

Interest expense                               995,775            1,007,285
Property operating expenses                    842,559              699,794
Depreciation and amortization                  480,347              526,567
Real estate taxes                              144,200              137,511
General and administrative                      43,594               42,753

        Total Expenses                       2,506,475            2,413,910

Income before minority interest                460,742              332,927
Minority interest                              (44,375)             (32,978)

                Net Income               $     416,367        $     299,949

Net Income  Allocated:

To the General Partner                   $       4,164        $       2,999
To the Limited Partners                        412,203              296,950

                                         $     416,367        $     299,949

Per limited partnership unit
 (4,575 outstanding)                     $       90.10        $       64.91



Consolidated Statement of Partners' Capital (Deficit)
For the three months ended March 31, 1995

                                      Limited         General
                                     Partners         Partner         Total

Balance at December 31, 1994      $ 3,714,858    $    (77,899)  $ 3,636,959
Net income                            412,203           4,164       416,367
Distribution payable                 (285,938)         (2,888)     (288,826)
Balance at March 31, 1995         $ 3,841,123    $    (76,623)  $ 3,764,500



Consolidated Statements of Cash Flows
For the three months ended March 31, 1995 and 1994

Cash Flows from Operating Activities:             1995                 1994

Net income                               $     416,367        $     299,949
Adjustments to reconcile net income
to net cash provided by operating
activities:
        Minority interest                       44,375               32,978
        Depreciation and amortization          480,347              526,567
        Increase (decrease) in cash arising
        from changes in operating assets
        and liabilities:
                Cash-held in escrow           (162,634)            (108,803)
                Accounts receivable            120,397               15,765
                Deferred rent receivable       (24,337)             (25,000)
                Deferred charges                (2,657)             (12,627)
                Prepaid expenses               133,156              127,442
                Accounts payable and
                accrued expenses               (15,715)            (133,288)
                Accrued interest payable            --              326,435
                Due to affiliates              (20,251)             (15,152)
                Deferred income                (13,044)             (13,558)
                Security deposits payable           --                2,451

Net cash provided by operating activities      956,004            1,023,159

Cash Flows from Investing Activities:

        Additions to real estate               (36,641)            (141,681)

Net cash used for investing activities         (36,641)            (141,681)

Cash Flows from Financing Activities:

        Deferred charges                            --              (20,552)
        Distributions paid                    (288,826)                  --
        Distributions paid-minority interest   (28,915)                  --

Net cash used for financing activities        (317,741)             (20,552)

Net increase in cash                           601,622              860,926
Cash at beginning of period                  5,661,047            6,724,590

Cash at end of period                    $   6,262,669        $   7,585,516

Supplemental Disclosure of Cash Flow Information:

     Cash paid during the period
     for interest                        $     995,775        $    680,850

Notes to the Consolidated Financial Statements

The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's annual 1994 financial statements within Form 10-K.

The unaudited consolidated financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1995 and the results of operations and cash flows for the three months ended March 31, 1995 and 1994 and the statement of changes in partners' capital (deficit) for the three months ended March 31, 1995. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

No significant events have occurred subsequent to fiscal year 1994, which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

Part I, Item 2. Management's Discussion and Analysis of Financial Condition and
                Results of Operations

Liquidity and Capital Resources

At March 31, 1995 the Partnership had a cash balance of $6,262,669 compared with $5,661,047 at December 31, 1994. The $601,622 increase is attributable to an increase in cash provided by operating activities which was partially offset by additions to real estate and cash distributions paid to the partners. The Partnership maintains a restricted cash account representing a loan reserve of $2,100,000 as established under the terms of the new first mortgage. $1.1 million of this balance represents a portion of the proceeds of the Partnership's new first mortgage loan which was withheld pending resolution of the Consolidated dispute (see "Ames Parcel and Consolidated Release Agreement" below). The remaining balance constitutes additional collateral which can be used for capital improvements and leasing commissions. The increase in Cash-held in escrow of $162,634 is attributable to monthly fundings, in excess of payments for real estate taxes and insurance, by the Partnership.

Accounts receivable totalled $519,342 at March 31, 1995 compared to $639,739 at December 31, 1994. The decrease is due primarily to decreases in the receivables for base rent and percentage rent. These decreases were offset by a decrease in the allowance for doubtful accounts.

The decrease in prepaid expenses from $343,516 at December 31, 1994 to $210,360 at March 31, 1995 is due primarily to the recognition of the first quarter's real estate expense.

Ames Parcel and Consolidated Release Agreement
On April 26, 1990, Ames Department Store, Inc. ("Ames") filed for bankruptcy protection under Chapter 11 of the Federal Bankruptcy Code. On December 18, 1992, the Bankruptcy Court confirmed a Plan of Reorganization for Ames (the
"Plan") pursuant to which Ames has assumed its lease at the Mall.   Land leased
to Ames by the Owner Partnership together with the building constructed thereon by Ames, secured a deed of trust held by Consolidated Fidelity Life Insurance Company ("Consolidated"), as successor to Southwestern Life Insurance Company. By filing its bankruptcy petition, Ames was in default under the Consolidated deed of trust.

On July 14, 1994, the Partnership executed a Compromise and Mutual Release (the
"Release Agreement") with Consolidated.   Pursuant to the terms of the Release
Agreement, the Partnership paid Consolidated $2 million in return for the assignment of the deed of trust and related Ames promissory note, as well as Consolidated's claim in the Ames bankruptcy case relating to such promissory note. Consolidated's total claims, in the face amount of approximately $2.3 million, consist of the balances due on the Ames promissory note, totaling $1.7 million, and another promissory note. Pursuant to the Release Agreement, the Partnership is entitled to any recovery based on the Ames promissory note; Consolidated will receive any recovery on the other note. The trustee in bankruptcy in the Ames bankruptcy case has entered an objection to this claim, however, the Partnership is pursuing legal action to collect the claimed amount. The Partnership recorded a note receivable in the amount of $816,000 , representing the amount the Partnership expects to receive from the claim.

The Partnership's mortgage lender withheld certain of the proceeds of the new first mortgage loan until the Partnership resolved the Consolidated dispute. It is anticipated that these funds, which total $1.1 million, will be released to the Partnership in 1995 following completion of certain administrative procedures required by the first mortgage lender or when the first mortgage secured by the Ames parcel, retained by the Partnership pending a final decision on Consolidated's claims, is extinguished.

Following the execution of the Release Agreement, the Partnership reinstated quarterly distributions to the limited partners, commencing with the second quarter of 1994. Distributions for the first quarter of 1995 were paid in the amount of $62.50 per unit on May 15, 1995. The level, timing, and amount of future distributions will be reviewed on a quarterly basis after an evaluation of the Mall's performance and the Partnership's current and future cash needs.

Results of Operations

For the three months ended March 31, 1995, the Partnership recognized net income of $416,367 compared to $299,949 for the three months ended March 31, 1994. The increase in net income is primarily attributable to increases in all income categories which was partially offset by an increase in property operating expenses for the first three months of 1995.

The Partnership generated total income for the three months ended March 31, 1995 and 1994 of $2,967,217 and $2,746,837, respectively. For the three months ended March 31, 1995, rental income totalled $2,005,855 compared to $1,904,707 for the three months ended March 31, 1994. Base rents increased due to lease renewals and new food court tenants. Escalation income for the three months ended March 31, 1995 totalled $851,594 compared to $793,848 for the three months ended March 31, 1994. Escalation income represents the income received from mall tenants for their proportionate share of common area maintenance and real estate tax expenses. The increase in escalation income is the result of an increase in property operating expenses which are charged back to tenants.

Interest income for the three months ended March 31, 1995 was $99,560 compared to $41,428 for the three months ended March 31, 1994. The increase in interest income is due to the Partnership's maintenance of higher average cash balances and an increase in interest rates.

Total expenses were $2,506,475 for the three months ended March 31, 1995, compared to $2,413,910 for the three months ended March 31, 1994. The increase is due to an increase in building operating expenses and bad debt expense. Depreciation and amortization expense for the three months ended March 31, 1995, decreased $46,220 from the comparable period in 1994 primarily due to the write-off in 1994 of vacated tenant improvements. Interest expense totalled $995,775 for the three months ended March 31, 1995 compared with $1,007,285 at March 31, 1994. The decrease is due primarily to a refund from the lender of $25,500 of interest expense paid in the prior year for satisfying administrative requirements per the new mortgage agreement.

Total Mall tenant sales (exclusive of anchor tenants) were $8,733,000 for the two months ended February 28, 1995, compared to $8,027,000 for the two months ended February 28, 1994, a 9% increase. Sales for tenants (exclusive of anchor tenants) which operated at the Mall for each of the last two years were $8,299,000 and $7,818,000, respectively, an increase of 6%. As of March 31, 1995, the Mall was approximately 94% occupied, excluding anchor tenants and office space, compared to 95% as of March 31, 1994.



PART II	OTHER INFORMATION


Items 1-5	Not applicable

Item 6          Exhibits and reports on Form 8-K.

                (a)     Exhibits-none

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 1995.



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



					EASTPOINT MALL LIMITED PARTNERSHIP

		            		BY:	EASTERN AVENUE INC.
                                                General Partner



Date: May 15, 1995			BY:	/s/Paul L. Abbott
					Name:	Paul L. Abbott
                                        Title:  Director, President, Chief
                                                Executive Officer, Chief
                                                Financial Officer and Chief
                                                Operating Officer