Form 10-Q
period 1995-06-30
EASTPOINT MALL LTD PARTNERSHIP
filed 1995-08-14
CIK 772074

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1995


                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                 to


                        Commission file number: 0-16024

                       EASTPOINT MALL LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)


          Delaware                                              13-3314601
(State or other jurisdiction of                             (I.R.S. Employer
 Incorporation or organization)                            identification No.)


3 World Financial Center, 29th Floor, NY, NY
Attention:  Andre Anderson                                        10285
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



                          Consolidated Balance Sheets

                                                   June 30,      December 31,
Assets                                               1995           1994

Real estate, at cost:
    Land                                        $  4,166,230   $  4,166,230
    Building                                      43,241,060     43,241,060
    Improvements                                   6,451,705      6,354,635
                                                  ----------     ----------
                                                  53,858,995     53,761,925
Less accumulated depreciation and amortization   (10,862,803)    (9,997,420)
                                                  ----------     ----------
                                                  42,996,192     43,764,505

Cash                                               5,493,117      5,661,047
Restricted cash                                    2,100,000      2,100,000
Cash-held in escrow                                  696,831        370,993
Accounts receivable, net of allowance of
 $115,000 in 1995 and $294,059 in 1994               737,165        639,739
Deferred rent receivable                             303,638        257,901
Note receivable                                      816,000        816,000
Deferred charges, net of accumulated
 amortization of $326,338 in 1995 and
 $230,023 in 1994                                  1,581,704      1,671,299
Prepaid expenses                                      85,212        343,516
                                                  ----------     ----------
        Total Assets                            $ 54,809,859   $ 55,625,000
                                                  ==========     ==========

Liabilities, Minority Interest
 and Partners' Capital

Liabilities:
  Accounts payable and accrued expenses         $    117,931   $    169,474
  Mortgage loan payable                           51,000,000     51,000,000
  Accrued interest payable                           340,425        340,425
  Due to affiliates                                   40,964         40,251
  Security deposits payable                           57,573         59,656
  Deferred income                                    390,156        417,989
  Distribution payable                               288,826        288,826
                                                  ----------     ----------
        Total Liabilities                         52,235,875     52,316,621

Minority interest                                   (390,144)      (328,580)

Partners' Capital (Deficit):
  General Partner                                    (84,626)       (77,899)
  Limited Partners (4,575 limited partnership
  units authorized,issued and outstanding)         3,048,754      3,714,858
                                                  ----------     ----------
        Total Partners' Capital                    2,964,128      3,636,959
                                                  ----------     ----------
        Total Liabilities, Minority Interest
         and Partners' Capital                  $ 54,809,859   $ 55,625,000
                                                  ==========     ==========


                     Consolidated Statements of Operations

                               Three months ended          Six months ended
                                    June 30,                    June 30,
Income                         1995         1994          1995          1994

Rental income            $  1,982,740  $  1,921,852  $  3,988,595  $  3,826,559
Escalation income             836,142       695,587     1,687,736     1,489,435
Interest income                97,038        83,753       196,598       125,181
Miscellaneous income           24,298        50,019        34,506        56,875
                            ---------     ---------     ---------     ---------
        Total Income        2,940,218     2,751,211     5,907,435     5,498,050
                            ---------     ---------     ---------     ---------
Expenses

Interest expense            1,033,147     1,018,477     2,028,922     2,025,762
Property operating expenses   685,505       803,229     1,528,064     1,503,024
Depreciation and amortization 481,351       430,111       961,698       956,678
Real estate taxes             144,200       137,511       288,400       275,023
General and administrative     44,851        46,770        88,445        89,523
                            ---------     ---------     ---------     ---------
        Total Expenses      2,389,054     2,436,098     4,895,529     4,850,010
                            ---------     ---------     ---------     ---------
Income before minority
 interest                     551,164       315,113     1,011,906       648,040
Minority interest             (52,975)      (31,787)      (97,350)      (64,765)
                            ---------     ---------     ---------     ---------
           Net Income    $    498,189  $    283,326  $    914,556  $    583,275
                            =========     =========     =========     =========
Net Income Allocated:

To the General Partner   $      4,982  $      2,833  $      9,146  $      5,833
To the Limited Partners       493,207       280,493       905,410       577,442
                            ---------     ---------     ---------     ---------
                         $    498,189  $    283,326  $    914,556  $    583,275
                            =========     =========     =========     =========
Per limited partnership
unit (4,575 outstanding)      $107.80        $61.31       $197.90       $126.22



             Consolidated Statement of Partners' Capital (Deficit)
                     For the six months ended June 30, 1995

                                        Limited         General
                                        Partners        Partner       Total

Balance at December 31, 1994      $   3,714,858   $    (77,899)   $  3,636,959
Net income                              905,410          9,146         914,556
Distributions                        (1,571,514)       (15,873)     (1,587,387)
                                      ---------        -------       ---------
Balance at June 30, 1995          $   3,048,754   $    (84,626)   $  2,964,128
                                      =========        =======       =========


                     Consolidated Statements of Cash Flows
                For the six months ended June 30, 1995 and 1994

Cash Flows from Operating Activities:                      1995          1994

Net income                                           $   914,556   $   583,275
Adjustments to reconcile net income to net cash
provided by operating activities:
   Minority interest                                      97,350        64,765
   Depreciation and amortization                         961,698       956,678
   Increase (decrease) in cash arising from changes
    in operating assets and liabilities:
        Cash-held in escrow                             (325,838)     (272,007)
        Accounts receivable                              (97,426)      (52,028)
        Deferred rent receivable                         (45,737)      (52,000)
        Deferred charges                                  (6,720)      (16,546)
        Prepaid expenses                                 258,304       268,752
        Accounts payable and accrued expenses            (51,543)     (136,246)
        Accrued interest payable                              --       323,637
        Due to affiliates                                    713      (743,767)
        Deferred income                                  (27,833)      (23,984)
        Security deposits payable                         (2,083)        2,451
                                                       ---------     ---------
Net cash provided by operating activities              1,675,441       902,980
                                                       ---------     ---------
Cash Flows from Investing Activities:

   Additions to real estate                              (97,070)     (211,207)
                                                       ---------     ---------
Net cash used for investing activities                   (97,070)     (211,207)
                                                       ---------     ---------
Cash Flows from Financing Activities:

   Deferred charges                                           --       (20,552)
   Distributions paid                                 (1,587,387)           --
   Distributions paid-minority interest                 (158,914)           --
                                                       ---------     ---------
Net cash used for financing activities                (1,746,301)      (20,552)

Net increase (decrease) in cash                         (167,930)      671,221
Cash at beginning of period                            5,661,047     6,724,590
                                                       ---------     ---------
Cash at end of period                               $  5,493,117  $  7,395,811
                                                       =========     =========
Supplemental Disclosure of Cash Flow Information:

    Cash paid during the period for interest        $  2,028,922  $  1,702,125
                                                       =========     =========


                 Notes to the Consolidated Financial Statements


The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's annual 1994 consolidated financial statements within Form 10-K.

The unaudited consolidated financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1995 and the results of operations and cash flows for the six months ended June 30, 1995 and 1994 and the statement of changes in partners' capital (deficit) for the six months ended June 30, 1995. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

No significant events have occurred subsequent to fiscal year 1994, which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).



Part I, Item 2. Management's Discussion and Analysis of Financial Condition and
                Results of Operations

Liquidity and Capital Resources
-------------------------------
At June 30, 1995 the Partnership had a cash balance of $5,493,117 compared with $5,661,047 at December 31, 1994. The decrease is primarily due to the payment of a special cash distribution of $218.50 per unit on June 7, 1995. The Partnership also paid a regular first quarter cash distribution of $62.50 per unit on May 15, 1995. The level of future cash distributions will be reviewed on a quarterly basis and will depend on the level of cash flow generated by the Mall and the Partnership's cash flow requirements. The Partnership maintains a restricted cash account representing a loan reserve of $2,100,000 as established under the terms of the new first mortgage. Of this balance, $1.1 million represents a portion of the proceeds of the Partnership's new first mortgage loan which was withheld pending resolution of the Consolidated dispute (see "Ames Parcel and Consolidated Release Agreement" below). The remaining balance constitutes additional collateral which can be used for capital improvements and leasing commissions. Cash-held in escrow totaled $696,831 at June 30, 1995 compared with $370,993 at December 31, 1994. The increase is primarily attributable to monthly fundings made to the real estate tax escrow, for payments to be made during the third quarter of 1995, in excess of disbursements made for insurance payments as specified under the terms of the Partnership's first mortgage loan.

Prepaid expenses decreased from $343,516 at December 31, 1994 to $85,212 at June 30, 1995, due primarily to the recognition of real estate expense for the first half of 1995.

Ames Parcel and Consolidated Release Agreement
----------------------------------------------
On April 26, 1990, Ames Department Store, Inc. ("Ames") filed for bankruptcy protection under Chapter 11 of the Federal Bankruptcy Code. On December 18, 1992, the Bankruptcy Court confirmed a Plan of Reorganization for Ames (the
"Plan") pursuant to which Ames has assumed its lease at the Mall.   Land leased
to Ames by the Owner Partnership together with the building constructed thereon by Ames, secured a deed of trust held by Consolidated Fidelity Life Insurance Company ("Consolidated"), as successor to Southwestern Life Insurance Company. By filing its bankruptcy petition, Ames was in default under the Consolidated deed of trust.

On July 14, 1994, the Partnership executed a Compromise and Mutual Release (the
"Release Agreement") with Consolidated.   Pursuant to the terms of the Release
Agreement, the Partnership paid Consolidated $2 million in return for the assignment of the deed of trust and related Ames promissory note, as well as Consolidated's claim in the Ames bankruptcy case relating to such promissory note. Consolidated's total claims, in the face amount of approximately $2.3 million, consist of the balances due on the Ames promissory note, totaling $1.7 million, and another promissory note. Pursuant to the Release Agreement, the Partnership is entitled to any recovery based on the Ames promissory note; Consolidated will receive any recovery on the other note. The trustee in bankruptcy in the Ames bankruptcy case has entered an objection to this claim, however, the Partnership is pursuing legal action to collect the claimed amount. The Partnership recorded a note receivable in the amount of $816,000 , representing the amount the Partnership expects to receive from the claim, although, with the subsequent filing of numerous claims by potential creditors, it is uncertain whether all claims will be paid to the extent originally anticipated.

The Partnership's mortgage lender withheld certain of the proceeds of the new first mortgage loan until the Partnership resolved the Consolidated dispute. It is anticipated that these funds, which total $1.1 million, will be released to the Partnership in 1995 when the first mortgage secured by the Ames parcel, retained by the Partnership pending a final decision on Consolidated's claims, is extinguished.

Following the execution of the Release Agreement, the Partnership reinstated quarterly distributions to the limited partners, commencing with the second quarter of 1994. Distributions for the second quarter of 1995 will be paid in the amount of $62.50 per unit on August 15, 1995. The level, timing, and amount of future distributions will be reviewed on a quarterly basis after an evaluation of the Mall's performance and the Partnership's current and future cash needs.

Results of Operations
---------------------
For the three and six months ended June 30, 1995, the Partnership recognized net income of $498,189 and $914,556, respectively, compared to $283,326 and $583,275 for the corresponding periods in 1994. The increase in net income is primarily attributable to increases in rental and escalation income.

The Partnership generated total income for the three and six months ended June 30, 1995 and 1994 of $2,940,218 and $5,907,435, respectively, compared with total income of $2,751,211 and $5,498,050 for the corresponding periods in
1994.   Rental income increased for both the three and six month periods, reflecting scheduled rent increases in leases with existing tenants, higher
base rents due to lease renewals and new food court tenants.   Escalation
income represents the income received from mall tenants for their proportionate share of common area maintenance and real estate tax expenses. Escalation income increased for both the three- and six-month periods in comparison to a year earlier, primarily as a result of an increase in property operating expenses, which are charged back to tenants.

Interest income increased for the three and six months ended June 30, 1995 in comparison to the comparable periods in 1994, due primarily to an increase in interest rates earned on the Partnership's invested cash.

For the three and six months ended June 30, 1995, total expenses were $2,389,054 and $4,895,529, respectively, compared with $2,436,098 and
$4,850,010 for the comparable periods in 1994. The decrease for the three-month period is primarily attributable to a decrease in property operating expenses, reflecting lower promotional expense and professional fees incurred at the Mall. The $45,519 increase in total expenses for the six-month period reflects minor increases in most major expense categories. General and administrative expense for the three- and six-month periods were largely in line with prior period levels.

Total Mall tenant sales (exclusive of anchor tenants) were $25,501,000 for the five months ended May 31, 1995, up 5.4% from $24,187,000 for the five months ended May 31, 1994. Sales for tenants (exclusive of anchor tenants) which operated at the Mall for each of the last two years were $24,201,000 and $23,297,000, respectively, an increase of 3.9%. As of June 30, 1995, the Mall was 94% occupied, excluding anchor tenants and office space, unchanged from June 30, 1994.



                           PART II OTHER INFORMATION

Items 1-5	Not applicable

Item 6          Exhibits and reports on Form 8-K.

	(a)	Exhibits-none

        (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1995.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



					EASTPOINT MALL LIMITED PARTNERSHIP

		            		BY:	EASTERN AVENUE INC.
                                                General Partner



Date: August 11, 1995			BY:	/s/Paul L. Abbott
                                        -------------------------
                                        Name:   Paul L. Abbott
                                        Title:  Director, President,
                                        Chief Executive Officer,
                                        Chief Financial Officer and
                                        Chief Operating Officer