Form 10-Q
period 1995-09-30
EASTPOINT MALL LTD PARTNERSHIP
filed 1995-11-14
CIK 772074

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C. 20549
	FORM 10-Q



(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995



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


Consolidated Balance Sheets


                                September 30,   December 31,
Assets                          1995            1994

Real estate, at cost:
        Land                    $  4,166,230    $  4,166,230
        Building                  43,241,060      43,241,060
        Improvements               6,723,080       6,354,635

                                  54,130,370      53,761,925
Less accumulated
depreciation and amortization    (11,300,660)     (9,997,420)

                                  42,829,710      43,764,505

Cash                               5,667,420       5,661,047
Restricted cash                    2,100,000       2,100,000
Cash-held in escrow                  283,490         370,993
Accounts receivable,
net of allowance of $71,103 in
1995 and $294,059 in 1994          1,007,541         639,739
Deferred rent receivable             320,604         257,901
Note receivable                      816,000         816,000
Deferred charges, net of
accumulated amortization of
$375,103 in 1995 and $230,023
in 1994                            1,561,165       1,671,299
Prepaid expenses                     508,934         343,516

                Total Assets    $ 55,094,864    $ 55,625,000


Liabilities, Minority
Interest and Partners' Capital

Liabilities:
  Accounts payable and
  accrued expenses              $    163,334    $    169,474
  Mortgage loan payable           51,000,000      51,000,000
  Accrued interest payable           340,425         340,425
  Due to affiliates                   41,000          40,251
  Security deposits payable           57,573          59,656
  Deferred income                    432,615         417,989
  Distribution payable               288,826         288,826

        Total Liabilities         52,323,773      52,316,621

Minority interest                   (370,447)       (328,580)

Partners' Capital (Deficit):
  General Partner                    (82,852)        (77,899)
  Limited Partners (4,575
  limited partnership units
  authorized, issued and
  outstanding)                     3,224,390       3,714,858

        Total Partners' Capital    3,141,538       3,636,959

        Total Liabilities,
        Minority Interest and
        Partners' Capital       $ 55,094,864    $ 55,625,000


Consolidated Statements of Operations

                        Three months ended        Nine months ended
                        September 30,             September 30,
Income                  1995         1994         1995         1994

Rental income           $ 1,978,770  $ 1,954,614  $ 5,967,365  $ 5,781,173
Escalation income           872,640    1,005,187    2,560,376    2,494,622
Interest income              99,471       62,300      296,069      187,481
Miscellaneous income         42,442       72,215       76,948      129,090

        Total Income      2,993,323    3,094,316    8,900,758    8,592,366

Expenses

Interest expense          1,021,275    1,034,586    3,050,197    3,060,348
Property operating
expenses                    772,035      919,005    2,300,099    2,422,028
Depreciation and
amortization                486,622      460,858    1,448,320    1,417,536
Real estate taxes           144,137      144,200      432,537      419,223
General and
administrative               54,405       58,778      142,850      148,301

        Total Expenses    2,478,474    2,617,427    7,374,003    7,467,436

Income before minority
interest                    514,849      476,889    1,526,755    1,124,930
Minority interest           (48,613)     (47,693)    (145,963)    (112,459)

        Net Income      $   466,236  $   429,196  $ 1,380,792  $ 1,012,471

Net Income Allocated:

To the General Partner  $     4,662  $     4,292  $    13,808  $    10,125
To the Limited Partners     461,574      424,904    1,366,984    1,002,346

                        $   466,236  $   429,196  $ 1,380,792  $ 1,012,471

Per limited partnership unit
 (4,575 outstanding)        $100.89       $92.88      $298.79      $219.09





Consolidated Statement of Partners' Capital (Deficit)
For the nine months ended September 30, 1995

                                Limited         General
                                Partners        Partner         Total

Balance at December 31, 1994    $3,714,858      $(77,899)       $3,636,959
Net income                       1,366,984        13,808         1,380,792
Distributions                   (1,857,452)      (18,761)       (1,876,213)

Balance at September 30, 1995   $3,224,390      $(82,852)       $3,141,538



   Consolidated Statements of Cash Flows
For the nine months ended September 30, 1995 and 1994

Cash Flows from Operating Activities:           1995            1994

Net income                                      $1,380,792      $1,012,471
Adjustments to reconcile net income to net cash
provided by operating activities:
        Minority interest                          145,963         112,459
        Depreciation and amortization            1,448,320       1,417,536
        Increase (decrease) in cash arising
        from changes
	in operating assets and liabilities:
                Cash-held in escrow                 87,503          68,996
                Accounts receivable               (367,802)       (395,671)
                Deferred rent receivable           (62,703)        (82,099)
                Deferred charges                   (34,946)        (25,186)
                Prepaid expenses                  (165,418)       (188,033)
                Accounts payable and
                accrued expenses                    (6,140)       (943,745)
                Accrued interest payable                 0         332,031
                Due to affiliates                      749        (254,627)
                Deferred income                     14,626          42,622
                Security deposits payable           (2,083)          2,451

Net cash provided by operating activities        2,438,861       1,099,205

Cash Flows from Investing Activities:

        Additions to real estate                  (368,445)       (256,853)
        Purchase of mortgage loan receivable             0      (1,187,500)

Net cash used for investing activities            (368,445)     (1,444,353)

Cash Flows from Financing Activities:

        Deferred charges                                 0        (530,552)
        Distributions paid                      (1,876,213)       (288,826)
        Distributions paid-minority interest      (187,830)        (28,916)

Net cash used for financing activities          (2,064,043)       (848,294)

Net increase (decrease) in cash                      6,373      (1,193,442)
Cash at beginning of period                      5,661,047       6,724,590

Cash at end of period                           $5,667,420      $5,531,148

Supplemental Disclosure of Cash Flow Information:

        Cash paid during the period
        for interest                            $3,050,197      $2,728,317



Notes to the Consolidated Financial Statements

The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's annual 1994 consolidated financial statements within Form 10-K.

The unaudited consolidated financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1995 and the results of operations and cash flows for the nine months ended September 30, 1995 and 1994 and the statement of changes in partners' capital (deficit) for the nine months ended September 30, 1995. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

No significant events have occurred subsequent to fiscal year 1994, and no material contingencies exist which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At September 30, 1995 the Partnership had a cash balance of $5,667,420, virtually unchanged from $5,661,047 at December 31, 1994. The Partnership maintains a restricted cash account representing a loan reserve of $2,100,000 as established under the terms of its first mortgage. Of this balance, $1.1 million represents a portion of the proceeds of the Partnership's first mortgage loan which was withheld pending resolution of the Consolidated dispute (see "Ames Parcel and Consolidated Release Agreement" below). The remaining balance constitutes additional collateral which can be used for capital improvements and leasing commissions. Cash-held in escrow totaled $283,490 at September 30, 1995 compared with $370,993 at December 31, 1994. The decrease is attributable to the full payment of real estate taxes for the 1995-1996 tax year during the third quarter of 1995 partially offset by additional fundings made to the real estate tax escrow and insurance escrow as specified under the term s of the Partnership's first mortgage loan.

Prepaid expenses increased from $343,516 at December 31, 1994 to $508,934 at September 30, 1995, primarily due to the full payment of real estate taxes for the 1995-1996 tax year during the third quarter of 1995.

As of the filing date of this report, the following tenants, or their parent corporations, at the Mall have filed for protection under the U.S. Federal Bankruptcy Code.

                        Tenant                  Square Footage Leased
                        Merry Go 'Round         4,130
                        No Name                 2,000
                        Marianne                3,750
                        Marianne Plus           3,000
                        Jean Nicole*            4,700
                        Jeans West              2,400

			*currently expect tenant to vacate in early 1996

These tenants currently occupy 19,980 square feet, or approximately 6% of the Mall's leasable area (exclusive of anchor tenants), and at this point their plans to remain at the Mall remain uncertain. Pursuant to the provisions of the U.S. Federal Bankruptcy Code, these tenants may, with court approval, choose to reject or accept the terms of their leases. Should any of these tenants exercise the right to reject their leases, this could have an adverse impact on cash flow generated by the Mall and revenues received by the Partnership.

Ames Parcel and Consolidated Release Agreement

On April 26, 1990, Ames Department Store, Inc. ("Ames") filed for bankruptcy protection under Chapter 11 of the Federal Bankruptcy Code. On December 18, 1992, the Bankruptcy Court confirmed a Plan of Reorganization for Ames (the
"Plan") pursuant to which Ames has assumed its lease at the Mall.   Land leased
to Ames by the Owner Partnership together with the building constructed thereon by Ames secured a deed of trust held by Consolidated Fidelity Life Insurance Company ("Consolidated"), as successor to Southwestern Life Insurance Company. By filing its bankruptcy petition, Ames was in default under the Consolidated deed of trust.

On July 14, 1994, the Partnership executed a Compromise and Mutual Release (the
"Release Agreement") with Consolidated.   Pursuant to the terms of the Release
Agreement, the Partnership paid Consolidated $2 million in return for the assignment of the deed of trust and related Ames promissory note, as well as Consolidated's claim in the Ames bankruptcy case relating to such promissory note. Consolidated's total claims, in the face amount of approximately $2.3 million, consist of the balances due on the Ames promissory note, totaling $1.7 million, and another promissory note. Pursuant to the Release Agreement, the Partnership is entitled to any recovery based on the Ames promissory note; Consolidated will receive any recovery on the other note. The trustee in bankruptcy in the Ames bankruptcy case has entered an objection to this claim; however, the Partnership is pursuing legal action to collect the claimed amount. The Partnership recorded a note receivable in the amount of $816,000 , representing the amount the Partnership originally anticipated receiving from the claim, although, due to the subsequent filing of numerous claims by potential creditors, it is uncertain whether all claims will be paid to the extent originally anticipated.

The Partnership's mortgage lender withheld certain of the proceeds of the first mortgage loan until the Partnership resolved the Consolidated dispute. It is anticipated that these funds, which total $1.1 million, will be released to the Partnership in 1996 when the first mortgage secured by the Ames parcel, retained by the Partnership pending a final decision on Consolidated's claims, is extinguished.

In anticipation of the execution of the Release Agreement, the Partnership reinstated quarterly distributions to the limited partners, commencing with the
second quarter of 1994.   On June 7, 1995, the Partnership paid a special cash
distribution, funded by its cash reserves, in the amount of $218.50 per unit. Distributions for the third quarter of 1995 will be paid in the amount of $62.50 per unit on or about November 15, 1995. The level, timing, and amount of future distributions will be reviewed on a quarterly basis after an evaluation of the Mall's performance and the Partnership's current and future cash needs.

Results of Operations

For the three and nine months ended September 30, 1995, the Partnership recognized net income of $466,236 and $1,380,792, respectively, compared to $429,196 and $1,012,471 for the corresponding periods in 1994. The increase in net income is primarily attributable to increases in rental and interest income and a decrease in property operating expense.

The Partnership generated total income for the three and nine months ended September 30, 1995 of $2,993,323 and $8,900,758, respectively, compared with total income of $3,094,316 and $8,592,366 for the corresponding periods in 1994. Rental income increased for both the three and nine-month periods reflecting lease renewals at higher rates, new food court tenants and higher income from temporary tenants. Escalation income represents the income received from Mall tenants for their proportionate share of common area maintenance and real estate tax expenses. Escalation income decreased for the three-month period, in comparison to a year earlier, mainly due to an adjustment made to the recovery rate for common area maintenance fees during the third quarter of 1994. Escalation income for the nine-month period increased primarily as a result of an increase in reimbursable expenses which are charged back to tenants.

Interest income increased for the three and nine months ended September 30, 1995 in comparison to the comparable periods in 1994 due primarily to an increase in interest rates earned on the Partnership's invested cash.

For the three and nine months ended September 30, 1995, total expenses were $2,478,474 and $7,374,003, respectively, compared with $2,617,427 and
$7,467,436 for the comparable periods in 1994. The decrease is primarily attributable to a decrease in property operating expenses, reflecting decreases in promotional expenses and professional fees as well as a reduction in bad debt expense. The decrease in property operating expense was partially offset by an increase in insurance expense due to higher insurance premiums.

Total Mall tenant sales (exclusive of anchor tenants) were $38,708,000 for the eight months ended August 31, 1995, up 3.8% from $37,278,000 for the eight months ended August 31, 1994. Sales for tenants (exclusive of anchor tenants) which operated at the Mall for each of the last two years were $36,576,000 and $35,530,000, respectively, an increase of 2.9%. As of September 30, 1995, the Mall was 96% occupied, excluding anchor tenants and office space, compared to 94% at September 30, 1994.



PART II	OTHER INFORMATION


Items 1-5	Not applicable

Item 6          Exhibits and reports on Form 8-K.

	(a)	Exhibits

		(27) Financial Data Schedule

        (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1995.

	SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



					EASTPOINT MALL LIMITED PARTNERSHIP

		            		BY:	EASTERN AVENUE INC.
					General Partner



Date: November 14, 1995			BY:	/s/Paul L. Abbott
					Name:	Paul L. Abbott
                                        Title:  Director, President,
                                        Chief Executive Officer,
                                        Chief Financial Officer and
                                        Chief Operating Officer