Form 10-K
period 1995-12-31
EASTPOINT MALL LTD PARTNERSHIP
filed 1996-04-01
CIK 772074

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[ x ] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (fee required)

        For the fiscal year ended December 31, 1995

[   ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 (no fee required)

        For the Transition period from          to

Commission file number:  0-16024


                       EASTPOINT MALL LIMITED PARTNERSHIP
              Exact name of Registrant as specified in its charter


        Delaware                                      13-3314601
State or other jurisdiction of          I.R.S. Employer Identification No.
incorporation or organization

3 World Financial Center, New York,
New York 29th Floor
Attn: Andre Anderson                                      10285-2900
Address of principal executive offices                      Zip Code

Registrant's telephone number, including area code: (212) 526-3237

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:


                DEPOSITARY UNITS OF LIMITED PARTNERSHIP INTEREST
                                 Title of Class


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (x)

Aggregate market value of voting stock held by non-affiliates of the
Registrants: Not applicable

Documents Incorporated by Reference: See Exhibit Index in Part IV to this Form 10-K.

                                     PART I

Item 1.  Business

(a) General Development of Business

Eastpoint Mall Limited Partnership (the "Partnership"), a Delaware limited partnership, was formed on June 26, 1985. The affairs of the Partnership are conducted by Eastern Avenue Inc. (the "General Partner," formerly Shearson Lehman Eastern Avenue Inc.), a Delaware corporation and affiliate of Lehman Brothers Inc. ("Lehman"). The Partnership was formed to acquire a general partnership interest in Bellwether Properties, L.P., a New York limited partnership, from Corporate Property Investors, the sole asset of which is Eastpoint Mall (the "Mall") located in Baltimore County, Maryland. Concurrent with the acquisition, Bellwether Properties, L.P. was reconstituted under the name of Eastpoint Partners L.P. (the "Owner Partnership"), and the Partnership became the managing general partner of the Owner Partnership. The Owner Partnership consists of the Partnership which holds a 90.9% interest in the Owner Partnership, the General Partner which holds a .1% interest and SFN Limited Partner ship ("SFN"), a Maryland limited partnership which is an affiliate of The Shopco Company which holds a 9% interest in the Mall (collectively the "Owner Partners"). Shopco Management Corp. has been retained by the Owner Partnership as managing and leasing agent for the Mall.

On November 22, 1985, the Partnership commenced investment operations with the acceptance of subscriptions of 4,575 limited partnership units, the maximum authorized by the limited partnership agreement ("Limited Partnership Agreement"). Upon the admittance of the additional limited partners, the initial limited partner withdrew from the Partnership.

On November 29, 1985, the Owner Partnership acquired the Mall by purchasing all of the general partnership interests in Bellwether Properties, L.P., for a purchase price of $28,634,598.

In December 1989, the Partnership obtained first mortgage financing (the "First Mortgage Note") in the maximum amount of $50,000,000 secured by the Mall to:
(1) repay the existing indebtedness of the Owner Partnership, (ii) make certain capital improvements to the Mall, including the construction of a Sears department store and the acquisition of the underlying real estate, the creation of additional Mall shops in the area previously occupied by Hutzler's, a former anchor tenant, and an overall renovation of the Mall, and (iii) make a cash distribution to each limited partner on February 1, 1990 of $2,500 for each $5,000 interest owned. The renovation of the Mall and construction of the Sears store were completed during 1991.

The First Mortgage Note was scheduled to mature on December 28, 1994. In December 1993, the Partnership obtained new first mortgage financing in the amount of $51,000,000 from CBA Associates, Inc., an entity which placed the new mortgage into a pool of mortgages to be held by a Real Estate Mortgage Investment Conduit (the "REMIC Lender" or "CBA Conduit, Inc."). For the terms of the new financing, see Note 5 to the Notes to the Consolidated Financial Statements.

(b) Financial Information About Industry Segments

All of the Partnership's revenues, operating profit or loss and assets relate solely to its interest as the general partner of the Owner Partnership. All of the Owner Partnership's revenues, operating profit or losses and assets relate solely to its ownership interest in and operation of the Mall.

(c) Narrative Description of Business

The Partnership's sole business is acting as the managing general partner of the Owner Partnership. The Owner Partnership's sole business is the ownership and operation of the Mall. See Item 2 for a description of the Mall and its operations. The Partnership's investment objectives are to:

  (i)    provide cash distributions from operations of the Mall;

  (ii)   achieve long-term appreciation in the value of the Mall; and

  (iii) preserve and protect Partnership capital and the Owner Partnership capital.

There is no guarantee that the Partnership's objectives will be achieved.

The Mall is managed on a day-to-day basis by Shopco Management Corp., a New York corporation (the "Property Manager"). The Property Manager is responsible for rent collection, leasing and day-to-day on-site management of the Mall.
The Owner Partnership has the right to terminate the Property Manager, without cause, at any time during the term of the Property Management and Leasing Agreement. The Property Manager receives 4.5% per annum of all fixed rents, minimum rents, and percentage rents (as such terms are defined in the respective leases) collected from operations of the Mall for providing property management and leasing services. In the event that the Property Manager ceases to act as management and leasing agent of the Mall, SFN's limited partnership interest in the income, profits, and cash distributions of the Owner Partnership will be reduced to 7%. For the years ended December 31, 1995, 1994, and 1993, the management fee earned by the Property Manager amounted to $349,16 6, $389,631, and $370,812, respectively. Please refer to Note 7 to the Notes to the Consolidated Financial Statements for additional discussion regarding the Partnership's management agreement with the Property Manager.

The Owner Partnership's business, as owner and operator of the Mall, is seasonal since a portion of its revenue is derived from a percentage of the retail sales of certain tenants at the Mall. Generally such sales are higher in November and December during the holiday season.

Employees

The Partnership has no employees. The affairs of the Partnership are conducted by the General Partner. See Item 11 and Item 13 for a discussion of the management of the Mall.


Item 2.  Properties

Eastpoint Mall is an enclosed regional shopping center located on approximately
67.1 acres in Baltimore County, Maryland, approximately one mile east of the city limits of Baltimore. The Mall consists of a central enclosed mall anchored by four major department stores - J.C Penney, Inc. ("J.C. Penney"), Schottenstein Stores Corporation, doing business as Value City ("Value City"), Sears, Roebuck, and Co. ("Sears") and Ames Department Stores, Inc. ("Ames"). The retail space in the Mall is contained on one level; J.C Penney and Value City are multi-level and there are five freestanding buildings. Office and storage areas are contained in the lower level of existing mall space, and in the lower and upper floor levels of the expansion mall space. Parking is provided for over 4,500 cars.

The Mall currently has gross leasable space totalling 864,993 square feet. Of this leasable space, 637,582 is owned by the Owner Partnership and 227,411 square feet of gross leasable space area is owned by the tenants who have leased portions of land pursuant to ground leases with the Owner Partnership. Upon expiration of such ground leases, ownership of the buildings thereon will revert to the Owner Partnership.

On December 28, 1989, the Partnership purchased 5.1 acres of land adjacent to the Mall for a contract sales price of $640,125 on which a one-story, 79,000 square foot Sears Department store and an 8,734 square foot automotive center were constructed. The Sears department store and automotive center, located adjacent to the new food court, opened in October 1991. As described below, the Partnership owns the store and leases it to Sears, which serves as a replacement anchor tenant for Hutzler's, which vacated the Mall on January 22, 1990, after expiration of its lease on July 31, 1989. The space previously occupied by Hutzler's was converted into new mall shops, a food court and seating area, and office space. The construction of the new space was completed in 1991, as was a renovation program at the Mall which replaced skylights and floors and refurbished mall common areas.

The total building area of the Mall is allocated as shown in the table below.

                                                Percent of
                                Square Feet     Total Area
Anchors:
   J.C. Penney                  168,969         20%
   Value City                   140,000         16
   Sears                        87,734          10
   Ames                         58,442          7
Specialty Retailers(1)          344,688         39
Atrium and Office Space         65,160          8

                        Total   864,993         100%

        (1) Includes outparcel stores and outdoor tenants.


Anchor Tenants

J.C. Penney leases a parcel of land pursuant to a ground lease on which it has constructed the largest of the Mall's four anchor stores, together with a freestanding store, containing an aggregate of approximately 168,969 square feet of building area, or 20% of the gross leasable building area of the Mall. Ownership of the anchor store, currently owned and occupied by J.C. Penney, and ownership of the freestanding store, currently owned by J.C. Penney and subleased to Firestone Tire and Rubber Co. and Sherwin-Williams, will revert to the Owner Partnership upon the expiration of the ground lease. The initial term of the J.C. Penney ground lease expires on August 31, 2001. Four 5-year renewal options and two 10-year renewal options are available on the same terms and conditions. The minimum rent payable thereunder is $1,500 annually plus a percentage rent of .5% of gross sales.

The ground lease with J.C. Penney provides that J.C. Penney does not have to operate if (i) at least 250,000 square feet of the total retail space of the Mall, including the space occupied by Value City, the space previously occupied by Hutzler's and certain other space, is not being used for retail use, or
(ii) neither Schottenstein Stores Corporation (or any successor) nor Hutzler's (or any successor) are operating retail department stores in their premises.
If at any time, J.C. Penney discontinues the use of its anchor store as a retail department store and assigns its lease or sublets the premises within a certain period of time, the Owner Partnership, as landlord, has the right to purchase the lease at fair market value.

Value City, the second largest anchor store, leases approximately 140,000 square feet, or 16% of the gross leasable building area of the Mall, and is located at the western end of the Mall. The initial term of the Value City lease was scheduled to expire on November 30, 1999. On September 14, 1995, the expiration date of the lease was extended until November 30, 2009. A 10-year renewal option is available on the same terms and conditions. Per the terms of the September 14, 1995 amendment to the lease, the minimum rent payable thereunder was increased from $220,000 to $585,000 per annum, with increases based on the following increments in annual sales: 3 1/2% of the first 4.2 million in sales; 3 1/4% of sales in excess of $4.2 million but not in excess of $7 million; 3% of sales in excess of $7 million but not exceeding $8.4 million, and 2 1/2% of sales in excess of $8.4 million.

Ames (previously G.C. Murphy) leases a parcel of land pursuant to a ground lease on which it has constructed a building containing approximately 58,442 square feet of building area, or 7% of the gross leasable building area of the Mall. The initial term of the Ames ground lease expires on May 30, 2004. One 10-year renewal option is available on the same terms and conditions.
Ownership of the building now owned and occupied by Ames will revert to the Owner Partnership upon the expiration of the ground lease. The minimum rent payable under the Ames ground lease is $204,000 annually with a percentage rent of .5% of gross sales above the breakpoint of $4,800,000 until January 31, 1999. Commencing on February 1, 1999, minimum rent payable will increase to $257,000 per annum. In the event that Ames exercises its renewal option, the minimum rent payable is $257,000 per year with a percentage rent of .5% of gross sales above the breakpoint of $6,000,000. Ames is not required to operate if (i) less than 150,000 square feet in the Mall is used for retail use, or (ii) any two of Value City, Hutzler's or J.C. Penney (or any successor) cease operations as an anchor store in the Mall.

On April 26, 1990, Ames filed for bankruptcy protection under Chapter 11 of the Federal Bankruptcy Code. By filing its bankruptcy petition, Ames was in default under the deed of trust held by Consolidated Fidelity Life Insurance Company ("Consolidated") and secured by the Ames parcel. In July 1994, the Partnership entered into a settlement agreement with Consolidated regarding the Ames parcel. Please refer to Item 3, Item 7 and Note 3 to the Notes to the Consolidated Financial Statements for a description of the Ames bankruptcy and the Release Agreement negotiated by the Partnership and Consolidated.

Sears leases approximately 79,000 square feet of gross leasable area in a new anchor store opened in October 1991, together with a freestanding store, containing an aggregate of approximately 87,734 square feet of building area or 10% of the gross leasable building area of the Mall. The initial term of the lease expires on October 16, 2006. The tenant has the right to extend the lease term for seven additional periods of five years each under the same terms, by providing the landlord written notice no less than twelve months prior to the end of the lease term. Rent is based on a percentage of net sales, with the tenant paying a sum equal to 1.75% of net sales in excess of $1 but less than $16,000,000 and a sum equal to 1.5% of net sales that exceed $16,000,000.

The lease with Sears provides that Sears does not have to operate if (i) less than 60% of the gross leasable area of the Mall (excluding anchor stores) is not operating and (ii) at least two of the anchor stores are not operating. If such events occurred, the landlord has twelve months in which to remedy any condition which would enable Sears to terminate the lease agreement.

Mall, Outparcel Tenants and Atrium Space
During 1995, 18 leases totalling 27,323 square feet of space were executed with new and existing tenants. During the third quarter of 1995, the Partnership executed a lease with H&R Block for 2,500 square feet in the Atrium office space. During the fourth quarter of 1995, the Partnership executed a lease with Ultrazone, a laser-tag entertainment concept for approximately 9,000 square feet in the lower level of the Atrium office space. Prior to the execution of these leases, the Atrium office space was unoccupied. Due to the sluggish commercial real estate market in eastern Baltimore County, the leasing of additional Atrium office space is anticipated to be a lengthy and capital intensive process. Costs associated with maintaining the space consist primarily of utility expenses which are included in property operating expenses. These costs, as well as costs associated with marketing the space for lease, are funded from the Partnership's cash flow and cash reserves.

Staples leases an outparcel store with 36,000 square feet of building area or 4.2% of the gross leasable building area of the Mall. The primary lease term runs through the year 2004, plus two lease renewal options for five years each. The fixed minimum rent during the primary term begins at $7.50 per square foot and escalates throughout the term of the lease reaching $8.25 per square foot for years eleven through fifteen, subject to certain cost-of-living adjustments.

During 1995, the retail industry, particularly apparel merchants and other mall-based retail chains, continued to suffer from changes in shoppers' buying patterns which have primarily benefitted discount retailers and superstores. The continuing difficulties in the retail industry are evidenced by the increasing number of bankruptcy filings by many companies. As of the date for which this report is filed, six tenants, or their parent corporations, at the Mall have filed for protection under the U.S. Federal Bankruptcy Code. These tenants currently occupy approximately 5% of the Mall's leasable area (exclusive of anchor tenants), and at this point their plans to remain at the Mall remain uncertain. Please refer to Item 7 for a listing of Mall tenants which have filed for bankruptcy protection.

Competition

Eastpoint Mall is the only regional shopping center located within a 3 mile radius from the center (the primary geographical area from which the Mall derives its repeat sales and regular customers). However, two shopping centers are directly competitive with the Mall. Golden Ring Mall, located slightly over three miles northeast of Eastpoint Mall, represents its principal competition. Golden Ring Mall is a two-story center containing 737,476 square feet of gross leasable area. Golden Ring has three anchor tenants, Hecht's, Caldor and Montgomery Ward, as well as approximately 80 smaller mall stores. Golden Ring completed a cosmetic renovation of both the interior and exterior of the center during 1992.

White Marsh Mall is located approximately six miles north of the Mall and contains approximately 1,105,000 square feet of gross leasable space on two levels. Anchor stores include Macy's, J.C. Penney and Sears. There is an empty anchor space in the former site of Woodward & Lothrup. Ikea is located on a site at the mall. White Marsh contains approximately 180 stores.

Temporary Tenants
A formal temporary tenant program was instituted in November 1992 in which kiosks and vacant spaces are used as temporary retail locations. The program generated revenues of $302,815 in 1995. The temporary tenant program is managed by Shopco Management Corp., the Mall's property manager.


Item 3.  Legal Proceedings

Land leased to Ames by the Owner Partnership together with the building constructed thereon by Ames, secured a deed of trust held by Consolidated Fidelity Life Insurance Company ("Consolidated"). In 1990, Ames filed for bankruptcy protection under Chapter 11 of the Federal Bankruptcy Code, thereby defaulting on the Consolidated deed of trust. On December 18, 1992, the Bankruptcy Court confirmed a Plan of Reorganization for Ames (the "Plan") and the plan was subsequently consummated. Pursuant to the Plan, Ames assumed the lease of its store at the Mall and continues its operations there. In July 1994, the Partnership executed a Compromise and Mutual Release (the "Release Agreement") with Consolidated. Pursuant to the terms of the Release Agreement , the Partnership paid Consolidated $2 million in return for the assignment of the deed of trust and related Ames promissory note, as well as Consolidated's claim in the Ames bankruptcy case relating to such promissory note. Consolidated 's total claims, in the face amount of approximately $2.3 million, consist of the balances due on the Ames promissory note, totaling $1.7 million, and another promissory note. Pursuant to the Release Agreement, the Partnership is entitled to any recovery based on the Ames promissory note; Consolidated will receive any recovery on the other note. The trustee in bankruptcy in the Ames bankruptcy case has entered an objection to this claim, however, the Partnership is pursuing legal action to collect the claimed amount. For the year ended December 31, 1994, the Partnership recorded a note receivable in the amount of $816,000. In 1995, the note receivable was written-down by $78,000 to $738,000 which represents the amount the Partnership expects to receive from the claim pending bankruptcy court approval.


Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted for a vote of the Unit Holders during the fourth quarter of the year for which this report has been filed.


                                    PART II

Item 5. Market for the Partnership's Limited Partnership Units and Related Security Holder Matters

(a) Market Price Information

There is no established trading market for the Units of the Partnership. The Partnership had 4,575 Units outstanding at December 31, 1995.

(b) Holders

There were 1,792 Limited Partners as of December 31, 1995.

(c) Distributions of Cash

Since inception, Limited Partners have received cumulative distributions of $5,358.27 per unit, including a $2,500 return of capital in 1990.

Cash distributions to limited partners were suspended from the second quarter of 1991, until the second quarter of 1994, due to: (i) an increasingly competitive retail environment, which required substantial capital resources devoted to attracting and leasing space to quality, creditworthy tenants, (ii) the costs of the 1991 renovation program, (iii) the Sears construction, (iv) the potential costs of the Ames bankruptcy, and (v) potential costs associated with refinancing the Mall's First Mortgage Note. As a result of these factors, it was necessary for the Partnership to maintain increased working capital reserves. The renovation and Sears construction were completed in 1991, and the refinancing of the First Mortgage Note was completed in late 1993. Following the execution of the Consolidated Release Agreement (see Item 7), the Partnership reinstated quarterly distributions to the Limited Partners commencing with the second quarter of 1994 in the amount of $62.50 per Unit. This quarterly level was maintained through the year ended December 31, 1995. In addition the Partnership paid a special cash distribution of $218.50 per Unit on June 7, 1995 from excess cash reserves. The level, timing, and amount of future distributions, including special distributions, will be reviewed at a minimum on a quarterly basis after an evaluation of the Mall's performance and the Partnership's current and future cash needs. No assurances can be made regarding the size or continuance of future distributions.

Quarterly Cash Distributions Per Limited Partnership Unit


                                1995*           1994*

    First Quarter           $  62.50        $      -
    Second Quarter            281.00**         62.50
    Third Quarter              62.50           62.50
    Fourth Quarter             62.50           62.50

    TOTAL                   $ 468.50        $ 187.50

        *  Distribution amounts are reflected in the period for which they are
           declared.  The record date is the last day of the    respective
           quarter and the actual cash distributions are paid approximately 45 days after the record date.

        ** Includes the $218.50 per Unit special cash distribution paid on June
           7, 1995.


Item 6.  Selected Financial Data.

The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes appearing elsewhere in this Form 10-K.

(in thousands except per Unit data)

As of and for the years ended December 31,

                            1995       1994       1993       1992       1991

Total Rental and
  Percentage Income     $  8,104   $  7,907   $  7,404   $  6,424   $  5,935
Escalation Income          3,585      3,143      3,049      2,898      1,940
Interest Income              406        265         80        25         133
Miscellaneous Income         113        150        210        73           5

Total Income              12,209     11,465     10,743      9,420      8,013

Net Income(Loss)           1,934        915       (658)      (372)       669
Net Income(Loss)
  per Unit (a)            418.44     198.00    (142.30)    (80.40)    144.76
Cash Distributions
  per Unit (a)(b)         468.50(c)  187.50          -          -      18.75
Total Assets              55,367     55,625     56,458     49,689     47,329
Long-term Obligations     51,000     51,000     51,000     44,650     41,295

(a)     There are 4,575 Units outstanding.

(b) Distribution amounts are reflected in the period for which they are declared. Actual cash distributions are paid subsequent to such periods.

(c)     Includes a $ 218.50 per unit special distribution paid on June 7, 1995.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At December 31, 1995 the Partnership had a cash balance of $6,254,501, compared to $5,661,047 at December 31, 1994. The increase is primarily due to cash provided by operating activities exceeding cash distributions paid during 1995 and additions to real estate. The Partnership maintains a restricted cash account representing a loan reserve of $2,100,000 as established under the terms of its first mortgage loan. Of this balance, $1.1 million represents a portion of the proceeds of the Partnership's first mortgage loan which was withheld pending resolution of the Consolidated dispute (see "Ames Parcel and Consolidated Release Agreement" below). The remaining balance constitutes additional collateral which can be used for capital improvements and leasing commissions. Cash-held in escrow totaled $443,811 at December 31, 1995 compared with $370,993 at December 31, 1994. The increase is primarily attributable to additional fundings made to the insurance escrow as specified under the terms of the Partnership's first mortgage loan.

Accounts receivable increased from $549,542 at December 31, 1994 to $638,436 at December 31, 1995. The increase during 1995 primarily reflects a decrease in allowances for doubtful accounts.

Accrued interest receivable increased from $90,197 at December 31, 1994 to $224,567 at December 31, 1995 representing an accrual for interest earned on the loan reserve in 1995.

As of the filing date of this report, the following tenants, or their parent corporations, at the Mall have filed for protection under the U.S. Bankruptcy
Code:

               Tenant                  Square Footage Leased
               Merry Go 'Round*                        4,130
               No Name**                               2,000
               Marianne                                3,750
               Marianne Plus                           3,000
               Jean Nicole*                            4,700
               Jeans West                              2,400
               Rave                                    2,000

               *       tenant vacated in early 1996
               **      anticipates vacating in early 1996

As of December 31, 1995, these tenants occupied 21,980 square feet, or approximately 6% of the Mall's leasable area (exclusive of anchor tenants and office space). Pursuant to the provisions of the U.S. Federal Bankruptcy Code, these tenants may, with court approval, choose to reject or accept the terms of their leases. Should any of these tenants exercise the right to reject their leases, this could have an adverse impact on cash flow generated by the Mall and revenues received by the Partnership depending on the Partnership's ability to replace them with new tenants at comparable rents.

Ames Parcel and Consolidated Release Agreement
On April 26, 1990, Ames filed for bankruptcy protection under Chapter 11 of the Federal Bankruptcy Code. On December 18, 1992, the Bankruptcy Court confirmed a Plan of Reorganization for Ames (the "Plan") pursuant to which Ames has
assumed its lease at the Mall.   Land leased to Ames by the Owner Partnership
together with the building constructed thereon by Ames secured a deed of trust held by Consolidated, as successor to Southwestern Life Insurance Company. By filing its bankruptcy petition, Ames was in default under the Consolidated deed of trust.

On July 14, 1994, the Partnership executed a Release Agreement with
Consolidated.   Pursuant to the terms of the Release Agreement, the Partnership paid Consolidated $2 million in return for the assignment of the deed of trust and related Ames promissory note, as well as Consolidated's claim in the Ames bankruptcy case relating to such promissory note. Consolidated's total claims, in the face amount of approximately $2.3 million, consist of the balances due on the Ames promissory note, totaling $1.7 million, and another promissory note. Pursuant to the Release Agreement, the Partnership is entitled to any recovery based on the Ames promissory note; Consolidated will receive any recovery on the other note. The bankruptcy trustee in the Ames bankruptcy case has entered an objection to this claim; however, the Partnership is pursuing legal action to collect the claimed amount. For the year ended December 31, 1994, the Partnership recorded a note receivable in the amount of $816,000. In 1995, the note receivable was written-down by $78,000 to $738,000 which represents the amount the Partnership expects to receive from the claim pending bankruptcy court approval.

The Partnership's mortgage lender withheld certain of the proceeds of the first mortgage loan until the Partnership resolved the Consolidated dispute. It is anticipated that these funds, which total $1.1 million, will be released to the Partnership in 1996 when the first mortgage secured by the Ames parcel, which has been retained by the Partnership pending a final decision on Consolidated's claims, is extinguished. These funds are held in escrow with interest payable to the Partnership.

Cash Distributions
The Partnership reinstated quarterly distributions to the limited partners,
commencing with the second quarter of 1994.   On June 7, 1995, the Partnership
paid a special cash distribution, funded by its cash reserves, in the amount of $218.50 per unit. A distribution for the fourth quarter of 1995, in the amount of $62.50 per Unit, was paid on February 9, 1996. The level, timing, and amount of future distributions will be reviewed on a quarterly basis after an evaluation of the Mall's performance and the Partnership's current and future cash needs.

On February 16, 1996, based upon, among other things, the advice of Partnership counsel, Skadden, Arps, Slate, Meagher & Flom, the General Partner adopted a resolution that states, among other things, if a Change of Control (as defined below) occurs, the General Partner may distribute the Partnership's cash balances not required for its ordinary course day-to-day operations. "Change of Control" means any purchase or offer to purchase more than 10% of the Units that is not approved in advance by the General Partner. In determining the amount of the distribution, the General Partner may take into account all material factors. In addition, the Partnership will not be obligated to make any distribution to any partner and no partner will be entitled to receive any distribution until the General Partner has declared the distribution and established a record date and distribution date for the distribution. The Partnership filed a Form 8-K disclosing this resolution on February 29, 1996.

Results of Operations

1995 versus 1994
Net cash flow from operating activities totalled $3,732,467 in 1995 compared to $1,721,335 in 1994. The increase is primarily due to higher net income and increases in accounts payable and amounts due to affiliates partially offset by a decrease in accrued interest payable. Cash outflows from investing activities totaled $757,229 in 1995 and $1,618,843 in 1994. The decrease in cash outflows from investing activities for 1995 is due to the payment made pursuant to the Release Agreement in 1994.

For the year ended December 31, 1995, the Partnership recognized net income of $1,933,722 compared to $915,010 during 1994. The increase in net income is primarily attributable to increases in rental, escalation and interest income.

The Partnership generated total income for the year ended December 31, 1995 of $12,208,708 compared to $11,464,835 during 1994. Rental income increased for the year ended December 31, 1995 compared to 1994 reflecting lease renewals at higher rates and leases with new tenants. Escalation income represents the income received from Mall tenants for their proportionate share of common area maintenance and real estate tax expenses. Escalation income increased for the year ended December 31, 1995 compared to 1994 mainly due to credits issued to tenants during 1994 for 1993 reimbursable expenses.

Interest income increased for the year ended December 31, 1995 compared to 1994 primarily due to an increase in cash reserves and in interest rates earned on the Partnership's invested cash.

Total Mall tenant sales (exclusive of anchor tenants) were $64,193,000 for the year ended December 31, 1995, improved from $63,766,000 for the year ended December 31, 1994. Sales for tenants (exclusive of anchor tenants) which operated at the Mall for each of the last two years were $59,778,000 and $59,691,000, respectively. As of December 31, 1995, the Mall was 94.1% occupied, excluding anchor tenants and office space, compared to 94.2% at December 31, 1994.

1994 Versus 1993
Net cash flow from operating activities totaled $1,721,335 in 1994, as compared to $2,128,506 in 1993. The $407,171 decrease is primarily due to the payment of accounts payable and amounts due to affiliates which were partially offset by higher net income. Cash outflows from investing activities totaled $1,618,843 in 1994 and $888,529 in 1993. The increase in cash outflows from investing activities for 1994 is due to the payment made pursuant to the Release Agreement.

For the year ended December 31, 1994, the Partnership recognized net income of $915,010 compared to a net loss of $657,578 in 1993. The shift from net loss to net income is primarily due to the recognition of $812,500 in the second quarter of 1993 compared to $371,500 in 1994 for anticipated settlement costs to Consolidated attributable to the Ames bankruptcy as well as increases in rental income, escalation income and interest income, and lower interest and depreciation expense for 1994.

The Partnership generated total income for the periods ended December 31, 1994 and 1993 of $11,464,835 and $10,743,372, respectively. For the year ended December 31, 1994, rental and percentage income totalled $7,906,773 compared to $7,403,961 in 1993. The increase reflects increased base rents due to lease renewals, new food court tenants and an increase in temporary tenant income. Percentage rents increased due to higher 1994 tenant sales. Escalation income totalled $3,143,108 in 1994 compared to $3,049,139 in 1993. Escalation income represents the income received from Mall tenants for their proportionate share of common area maintenance and real estate tax expenses. The increase in escalation income is a result of increased property operating expenses, largely insurance expense, a portion of which is reimbursable to the Mall from tenants as escalation income. Interest income for the year ended December 31, 1994 was $265,117 compared to $79,906 for 1993. The increase in interest income is due to the Partnership's maintenance of higher average cash balances as well as increasing interest rates in the last six months of 1994. In addition, interest is also being accrued on the restricted cash balance. Miscellaneous income totaled $149,837 in 1994, compared to $210,366 in 1993. The decrease in miscellaneous income is due to the receipt in 1993 of two tenant receivables that had previously been written-off.

Total expenses were $10,442,942 in 1994, compared to $11,406,177 in 1993. The decrease is due primarily to the recognition of $812,500 in 1993 compared to $371,500 in 1994 for anticipated settlement costs to Consolidated attributable to the Ames bankruptcy. Additionally, depreciation and amortization decreased in 1994 to $1,904,981 from $2,312,175 in 1993. The decrease reflects the write-off of closing costs and fees associated with the old mortgage which was refinanced in 1993. Interest expense also decreased to $4,090,017 in 1994 as compared to $4,258,120 in 1993 due to the refinancing of the Partnership's first mortgage loan at a lower rate.

Total Mall tenant sales (exclusive of anchor tenants) were $63,766,000 for the year ended December 31, 1994, compared to $63,906,000 for the year ended December 31, 1993. Sales for tenants (exclusive of anchor tenants) who operated at the mall for each of the last two years were approximately $59,778,000 and $53,246,000, respectively. As of December 31, 1994, the Mall was 94.2% occupied, excluding anchor tenants and office space, compared to 96.7% as of December 31, 1993.


Property Appraisal
The appraised fair market value of the Mall at January 1, 1996, as determined by Cushman & Wakefield, Inc., an independent third party appraisal firm, was $81,000,000, compared to $85,000,000 at January 1, 1995. Limited Partners should note that appraisals are only estimates of current value and actual values realizable upon sale may be significantly different. A significant factor in establishing an appraised value is the actual selling price for properties which the appraiser believes are comparable. Because of the nature of the Partnership's property and the limited market for such property, there can be no assurance that the other properties reviewed by the appraiser are comparable. Additionally, the low level of liquidity as a result of the current restrictive capital environment has had the effect of limiting the number of transactions in real estate markets and the availability of financing to potential purchasers, which may have a negative impact on the value of an asset. Further, the appraised value does not reflect the actual costs which could be incurred in selling the property. As a result of these factors and the illiquid nature of an investment in Units of the Partnership, the variation between the appraised value of the Partnership's property and the price at which Units of the Partnership could be sold is likely to be significant. Fiduciaries of Limited Partners which are subject to ERISA or other provisions of law requiring valuation of Units should consider all relevant factors, including, but not limited to the net asset value per Unit, in determining the fair market value of the investment in the Partnership for such purposes.


Item 8.  Financial Statements and Supplementary Data

See Item 14a for a listing of the Consolidated Financial Statements and Supplementary data in this report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.


                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

The General Partner is an affiliate of Lehman and has offices at the same location as the Partnership and the Owner Partnership at 3 World Financial Center, 29th Floor, New York, NY, 10285-2900. All of the executive officers and directors of the General Partner are also officers and employees of Lehman.

On July 31, 1993, Shearson Lehman Brothers, Inc. ("Shearson") sold certain of its domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"). Subsequent to this sale, Shearson changed its name to Lehman Brothers Inc. The transaction did not affect the ownership of the Partnership or the Partnership's General Partner. However, the assets acquired by Smith Barney included the name "Shearson." Consequently, the General Partner changed its name to "Eastern Avenue Inc." to delete any references to "Shearson."

Certain executive officers and directors of the General Partner are now serving (or in the past have served) as executive officers or directors of entities which act as general partners of a number of real estate limited partnerships which have sought protection under the provisions of the Federal Bankruptcy Code. The partnerships which have filed bankruptcy petitions own real estate which has been adversely affected by the economic conditions in the markets in which the real estate is located and, consequently, the partnerships sought the protection of the bankruptcy laws to protect the partnerships' assets from loss through foreclosure.

The executive officers and directors of the General Partner as of December 31, 1995 are as follows:

       Name                    Age                     Office

       Paul L. Abbott          50                      Director, President,
                                                       Chief Executive Officer,
                                                       Chief Financial Officer,
                                                       and Chief Operating
                                                       Officer
       Robert J. Hellman       41                      Vice President
       Elizabeth I. Rubin      29                      Vice President
       Joan B. Berkowitz       36                      Vice President

Paul L. Abbott is a Managing Director of Lehman Brothers. Mr. Abbott joined Lehman Brothers in August 1988, and is responsible for investment management of residential, commercial and retail real estate. Prior to joining Lehman Brothers, Mr. Abbott was a real estate consultant and a senior officer of a privately held company specializing in the syndication of private real estate limited partnerships. From 1974 through 1983, Mr. Abbott was an officer of two life insurance companies and a director of an insurance agency subsidiary. Mr. Abbott received his formal education in the undergraduate and graduate schools of Washington University in St. Louis.

Robert J. Hellman is a Senior Vice President of Lehman Brothers and is responsible for investment management of retail, commercial and residential real estate. Since joining Lehman Brothers in 1983, Mr. Hellman has been involved in a wide range of activities involving real estate and direct investments including origination of new investment products, restructurings, asset management and the sale of commercial, retail and residential properties. Prior to joining Lehman Brothers, Mr. Hellman worked in strategic planning for Mobil Oil Corporation and was an associate with an international consulting firm. Mr. Hellman received a bachelor's degree from Cornell University, a master's degree from Columbia University, and a law degree from Fordham University.

Elizabeth I. Rubin is a Vice President of Lehman Brothers in the Diversified Asset Group. Ms. Rubin joined Lehman Brothers in April 1992. Prior to joining Lehman Brothers, she was employed from September 1988 to April 1992 by the accounting firm of Kenneth Leventhal and Co. Ms. Rubin is a Certified Public Accountant and received a B.S. degree from the State University of New York at Binghamton in 1988.

Joan B. Berkowitz, is a Vice President of Lehman Brothers, responsible for asset management within the Diversified Asset Group. Ms. Berkowitz joined Lehman Brothers in May 1986 as an accountant in the Realty Investment Group. From October 1984 to May 1986, she was an Assistant Controller to the Patrician Group. From November 1983 to October 1984, she was employed by Diversified Holdings Corporation. From September 1981 to November 1983, she was employed by Deloitte Haskins & Sells. Ms. Berkowitz, a Certified Public Accountant, received a B.S. degree from Syracuse University in 1981.


Item 11.  Executive Compensation

The directors and executive officers of the General Partner do not receive any salaries or other compensation from the Partnership. See Item 13 with respect to a description of certain transactions between the General Partner or its affiliates and the Registrant.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a) Security ownership of certain beneficial owners

The Partnership knows of no person who beneficially owns more than 5% of its Units.

(b) Security ownership of management

As of December 31, 1995, neither the General Partner, nor any executive officer or director thereof, was the beneficial owner of any Units.

(c) Changes in control

There were no changes in control during the year ended December 31, 1995.


Item 13.  Certain Relationships and Related Transactions

The Partnership has no directors or executive officers. Its affairs are managed by the General Partner, which receives 1% of the distributions of income, profits, cash distributions and losses of the 90.9% received from the Owner Partnership each year.

The Limited Partnership Agreement specifies the allocation of operating income, profits, losses and cash distributions. For a description of such terms, please refer to Note 4 to the Notes to the Consolidated Financial Statements of this report.

The General Partner and affiliates may be reimbursed by the Partnership for certain costs as described on page 10 and 11 of the Partnership's prospectus, which description is incorporated herein by reference thereto. First Data Investor Services Group, formerly The Shareholder Services Group, provides accounting and investor relations services for the Partnership. Prior to May 1993, these services were provided by an affiliate of the General Partner. The Partnership's transfer agent and certain tax reporting services are provided by Service Data Corporation. Both First Data Investor Services Group and Service Data Corporation are unaffiliated companies. Under the terms of the Partnership Agreement, the Partnership reimbursed the General Partner, at cost for the performance of certain administrative services provided by a third party. For the year ended December 31, 1995, costs for such services were $83,357.

CPR Realty Brokerage, Inc. ("CPR"), formerly Shearson Realty Brokerage, Inc., was paid $510,000 in 1994 in conjunction with the Partnership's 1993 refinancing. CPR is an affiliate of the General Partner.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(i) Index to Consolidated Financial Statements

                                                                Page

Independent Auditors' Report                                    F-1

Consolidated Balance Sheets at December 31, 1995 and 1994       F-2

Consolidated Statements of Operations for the years ended
  December 31, 1995, 1994 and 1993                              F-3

Consolidated Statements of Partners' Capital
  (Deficit) for the years ended December 31, 1995,
  1994 and 1993                                                 F-3

Consolidated Statements of Cash Flows for
  the years ended December 31, 1995, 1994 and 1993              F-4

Notes to the Consolidated Financial Statements                  F-5


(a)(ii) Financial Statement Schedules

        Schedule II - Valuation and Qualifying Accounts         F-11

        Schedule III - Real Estate and Accumulated
                       Depreciation                             F-12


(a)(iii) Exhibits

Subject to Rule 12b-32 under the Securities Exchange Act of 1934 on incorporation by reference, listed below are the exhibits that are filed as part of this report:

No.	Title

3.1 Restated Agreement and Certificate of Limited Partnership of the Partnership dated as of June 25, 1985 is hereby incorporated by reference to Exhibit B to the Prospectus (the "Prospectus") contained in Registration Statement No. 2-98786, as amended (the "Registration Statement"), which Registration Statement was declared effective on August 19, 1985.

3.2 Form of Restated Agreement and Certificate of the Partnership is hereby incorporated reference to Exhibit B to the Prospectus.

3.3 Certificate of Limited Partnership of Bellwether Properties, L.P. ("Bellwether"), as amended, is hereby incorporated by reference to the Registration Statement.

3.4 Form of Amendment to Certificate of Limited Partnership of Bellwether is hereby incorporated by reference to the Registration Statement.

3.5 Form of Amended and Restated Agreement of Limited Partnership of the Owner Partnership is hereby incorporated by reference to Exhibit C to the Prospectus.

4.1 Form of certificate representing a limited partnership interest in the Partnership is hereby incorporated by reference to the Registration Statement.

10.1 Subscription Agreement and Signature Page is hereby incorporated by reference to Exhibit D to the Prospectus.

10.2 Escrow Agreement between the Partnership, Shearson Lehman Brothers Inc. ("Shearson") and Manufacturers Hanover Trust Company, dated as of August 12, 1985, is hereby incorporated by reference to the Registration Statement.

10.3 Form of Property Management and Leasing Agreement dated as of November 29, 1985, between the Owner Partnership and Shopco Management Corporation is hereby incorporated by reference to the Registration Statement.

10.4 Capital Contribution Agreement dated as of August 7, 1985, between Shearson Lehman Brothers Group Inc. and the General Partner is hereby incorporated by reference to the Registration Statement.

10.5 Letter Agreement, dated as of June 6, 1985, amending the Contract of Sale is hereby incorporated by reference to the Registration Statement.

10.6 Indemnification Agreement between Shearson, Shearson Holdings and the officers and directors of the General Partner is hereby incorporated by reference to the Registration Statement.

10.7 Amended and Restated Deed of Trust and Security Agreement between Eastpoint Partners, L.P. and CBA Associates, Inc. dated December 1, 1993, is hereby incorporated by reference to Exhibit 10.14 to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1993.

10.8 Compromise and Mutual Release Agreement dated as of July 14, 1994 by and between Eastpoint Partners, L.P. and Southwestern Life Insurance Company is hereby incorporated by reference to Exhibit 10.1 to the Partnership's report on Form 10-Q for the period ended June 30, 1994

27	Financial Data Schedule.

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of 1995.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 28, 1996

                                EASTPOINT MALL LIMITED PARTNERSHIP


                                BY: Eastern Avenue, Inc.
                                    General Partner







                                BY:  /s/ Paul L. Abbott
                                Name:    Paul L. Abbott
                                Title:   Director, President, Chief Executive
                                         Officer, Chief Financial
                                         Officer and Chief Operating Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


                                EASTERN AVENUE INC.
                                General Partner





Date:  March 28, 1996           BY: /s/ Paul L. Abbott
                                        Paul L. Abbott
                                        Director, President, Chief Executive
                                        Officer, Chief Financial Officer and
                                        Chief Operating Officer



Date:  March 28, 1996           BY: /s/ Robert J. Hellman
                                        Robert J. Hellman
                                        Vice President




Date:  March 28, 1996           BY: /s/ Joan Berkowitz
                                        Joan Berkowitz
                                        Vice President




Date:  March 28, 1996           BY: /s/ Elizabeth Rubin
                                        Elizabeth Rubin
                                        Vice President



                          Independent Auditors' Report


The Partners
Eastpoint Mall Limited Partnership:

We have audited the consolidated financial statements of Eastpoint Mall Limited Partnership and Consolidated Partnership (a Delaware limited partnership) as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eastpoint Mall Limited Partnership and Consolidated Partnership as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                        KPMG PEAT MARWICK  LLP

Boston, Massachusetts
February 16, 1996


Consolidated Balance Sheets
December 31, 1995 and 1994


Assets                                          1995                    1994

Real estate, at cost
(notes 2, 3 and 5):
  Land                                 $   4,166,230           $   4,166,230
  Building                                43,241,060              43,241,060
  Improvements                             7,050,087               6,354,635

                                          54,457,377              53,761,925

Less accumulated depreciation
  and amortization                       (11,738,595)             (9,997,420)

                                          42,718,782              43,764,505

Cash and cash equivalents                  6,254,501               5,661,047
Restricted cash (note 5)                   2,100,000               2,100,000
Cash-held in escrow (note 5)                 443,811                 370,993
Accounts receivable, net of
  allowance of $80,405 in 1995
  and $294,059 in 1994                       638,436                 549,542
Accrued interest receivable                  224,567                  90,197
Deferred rent receivable                     356,656                 257,901
Note receivable (note 3)                     738,000                 816,000
Deferred charges, net of accumulated
  amortization of $423,597 in 1995
  and $230,023 in 1994                     1,510,981               1,671,299
Prepaid expenses                             381,278                 343,516

   Total Assets                        $  55,367,012           $  55,625,000


Liabilities, Minority Interest and Partners' Capital

Liabilities:
  Accounts payable and
   accrued expenses                    $     192,779           $     169,474
  Mortgage loan payable (note 5)          51,000,000              51,000,000
  Accrued interest payable                   340,425                 340,425
  Due to affiliates (notes 6 and 7)           22,226                  40,251
  Security deposits payable                   46,819                  59,656
  Deferred income                            415,081                 417,989
  Distribution payable                       288,826                 288,826

   Total Liabilities                      52,306,156              52,316,621

Minority interest                           (344,786)               (328,580)

Partners' Capital (Deficit)
  (notes 4 and 9):
General Partner                              (80,211)                (77,899)
Limited Partners (4,575 limited
  partnership units authorized,
  issued and outstanding)                  3,485,853               3,714,858

  Total Partners' Capital                  3,405,642               3,636,959

  Total Liabilities, Minority Interest
  and Partners' Capital                $  55,367,012           $  55,625,000



Consolidated Statements of Operations
For the years ended December 31, 1995, 1994 and 1993

Income                                  1995             1994             1993

Rental income (note 3)          $  6,894,097     $  6,724,625     $  6,310,996
Percentage rent                    1,209,752        1,182,148        1,092,965
Escalation income (note 3)         3,585,193        3,143,108        3,049,139
Interest income                      406,292          265,117           79,906
Miscellaneous income                 113,374          149,837          210,366

  Total Income                    12,208,708       11,464,835       10,743,372

Expenses

Interest expense                   4,071,472        4,090,017        4,258,120
Property operating expenses        3,160,271        3,305,981        3,296,665
Settlement costs (note 3)             78,000          371,500          812,500
Depreciation and amortization      2,001,526        1,904,981        2,312,175
Real estate taxes                    576,674          563,423          535,350
General and administrative           186,504          207,040          191,367

  Total Expenses                  10,074,447       10,442,942       11,406,177

Income (loss) before
 minority interest                 2,134,261        1,021,893         (662,805)
Minority interest                   (200,539)        (106,883)           5,227

  Net Income (Loss)             $  1,933,722     $    915,010     $   (657,578)

Net Income (Loss) Allocated:

To the General Partner          $     19,337     $      9,150     $     (6,576)
To the Limited Partners            1,914,385          905,860         (651,002)

                                $  1,933,722     $    915,010     $   (657,578)

Per limited partnership unit
        (4,575 outstanding)        $  418.44        $  198.00       $  (142.30)



Consolidated Statement of Partners' Capital (Deficit)
For the years ended December 31, 1995, 1994 and 1993


                                        Limited         General
                                        Partners        Partner          Total

Balance at December 31, 1992        $  4,317,814    $   (71,809)  $  4,246,005
Net loss                                (651,002)        (6,576)      (657,578)

Balance at December 31, 1993           3,666,812        (78,385)     3,588,427
Net income                               905,860          9,150        915,010
Distributions                           (857,814)        (8,664)      (866,478)

Balance at December 31, 1994            3,714,858       (77,899)     3,636,959
Net income                              1,914,385        19,337      1,933,722
Distributions                          (2,143,390)      (21,649)    (2,165,039)

Balance at December 31, 1995        $   3,485,853    $  (80,211)  $  3,405,642



Consolidated Statements of Cash Flows
For the years ended December 31, 1995, 1994 and 1993


Cash Flows from Operating Activities:        1995           1994          1993

Net income (loss)                    $  1,933,722    $   915,010   $  (657,578)
Adjustments to reconcile net
income (loss) to net cash
provided by operating activities:
  Minority interest                       200,539        106,883        (5,227)
  Depreciation and amortization         2,001,526      1,904,981     2,312,175
  Settlement costs                         78,000              -             -
  Increase (decrease) in cash
  arising from changes in operating
  assets and liabilities:
    Cash-held in escrow                   (72,818)       (75,070)     (295,923)
    Accounts receivable                   (88,894)      (119,708)      434,853
    Accrued interest receivable          (134,370)       (90,197)            -
    Deferred rent receivable              (98,755)      (131,105)     (109,595)
    Deferred charges                      (38,256)       (30,413)      (96,668)
    Prepaid expenses                      (37,762)       (49,515)      (25,257)
    Accounts payable and
     accrued expenses                      23,305       (842,241)      922,584
    Accrued interest payable                    -        340,425      (363,893)
    Due to affiliates                     (18,025)      (230,352)      (13,853)
    Security deposits payable             (12,837)         9,788             -
    Deferred income                        (2,908)        12,849        26,888

Net cash provided by operating
 activities                             3,732,467      1,721,335     2,128,506

Cash Flows from Investing Activities:

   Additions to real estate              (757,229)      (802,843)     (888,529)
   Purchase of note receivable                  -       (816,000)            -

Net cash used for investing activities   (757,229)    (1,618,843)     (888,529)


Cash Flows from Financing Activities:

Restricted cash                                 -              -    (2,100,000)
Deferred charges                                -       (530,552)   (1,129,655)
Proceeds from mortgage loan payable             -              -    51,000,000
Repayment of mortgage loan payable              -              -   (44,650,051)
Distributions paid                     (2,165,039)      (577,652)            -
Distributions paid-minority interest     (216,745)       (57,831)            -

Net cash provided by (used for)
  financing activities                 (2,381,784)    (1,166,035)    3,120,294

Net increase (decrease) in cash
  and cash equivalents                    593,454     (1,063,543)    4,360,271

Cash and cash equivalents at
  beginning of period                   5,661,047      6,724,590     2,364,319

Cash and cash equivalents
  at end of period                   $  6,254,501    $ 5,661,047   $ 6,724,590


Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for
  interest, net of amounts
  capitalized                        $  4,071,472    $ 3,749,592   $ 4,622,013


Supplemental Disclosure of Non-Cash Investing and Financing Activities:
A finance charge and liability of $510,000 was recognized in the fourth quarter of 1993 in connection with the mortgage payable.

Notes to the Consolidated Financial Statements
December 31, 1995, 1994 and 1993

1. Organization
Eastpoint Mall Limited Partnership (the "Partnership") was formed as a limited partnership on June 26, 1985 under the laws of the State of Delaware. The Partnership is the managing general partner of Eastpoint Partners L.P. (the "Owner Partnership") a New York limited partnership, which owns Eastpoint Mall (the "Mall").

The general partner of the Partnership is Eastern Avenue Inc., (the "General Partner"), formerly Shearson Lehman Eastern Avenue Inc. (see below), an affiliate of Lehman Brothers Inc., formerly Shearson Lehman Brothers, Inc.

On July 31, 1993, Shearson Lehman Brothers, Inc. ("Shearson") sold certain of its domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"). Subsequent to the sale, Shearson changed its name to Lehman Brothers, Inc. ("Lehman Brothers"). The transaction did not affect the ownership of the General Partner. However, the assets acquired by Smith Barney included the name "Shearson." Consequently, effective January 13, 1994, Shearson Lehman Eastern Avenue Inc., the General Partner, changed its name to Eastern Avenue Inc.

The Partnership commenced investment operations on November 22, 1985, with the acceptance of subscriptions for 4,575 limited partnership units, the maximum authorized by the limited partnership agreement ("Limited Partnership Agreement"). Upon the admittance of the additional limited partners, the initial limited partner withdrew from the Partnership.

On February 16, 1996, based upon, among other things, the advice of Partnership counsel, Skadden, Arps, Slate, Meagher & Flom, the General Partner adopted a resolution that states, among other things, if a Change of Control (as defined below) occurs, the General Partner may distribute the Partnership's cash balances not required for its ordinary course day-to-day operations. "Change of Control" means any purchase or offer to purchase more than 10% of the Units that is not approved in advance by the General Partner. In determining the amount of the distribution, the General Partner may take into account all material factors. In addition, the Partnership will not be obligated to make any distribution to any partner and no partner will be entitled to receive any distribution until the General Partner has declared the distribution and established a record date and distribution date for the distribution. The Partnership filed a Form 8-K disclosing this resolution on February 29, 1996.

2. Summary of Significant Accounting Policies
Basis of Accounting
The consolidated financial statements of the Partnership have been prepared on the accrual basis of accounting and include the accounts of the Partnership and Eastpoint Partners L.P. All significant intercompany accounts and transactions have been eliminated.

Real Estate
Real estate investments, which consist of land, building and improvements, are recorded at cost less accumulated depreciation and amortization. Cost includes the initial purchase price of the property plus closing costs, acquisition and legal fees and capital improvements, including capitalized interest. Depreciation of building and improvements is computed using the straight-line method based on an estimated useful life of 40 years. Depreciation of fixtures and equipment is computed using the straight-line method over an estimated useful life of 12 years. Amortization of tenant leasehold improvements is computed using the straight-line method over the lease term.

Accounting for Impairment
In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121"), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. FAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Partnership has adopted FAS 121 in the fourth quarter of 1995. Based on current circumstances, the adoption had no impact on the consolidated financial statements.

Fair Value of Financial Instruments
Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("FAS 107"), requires that the Partnership disclose the estimated fair values of its financial instruments. Fair values generally represent estimates of amounts at which a financial instrument could be exchanged between willing parties in a current transaction other than in forced liquidation.

Fair value estimates are subjective and are dependent on a number of significant assumptions based on management's judgment regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. In addition, FAS 107 allows a wide range of valuation techniques, therefore, comparisons between entities, however similar, may be difficult.

Deferred Charges Deferred charges are amortized using the straight-line method over the following periods:

                                                 Period

Fee for negotiating the acquisition
 of the ownership of the Mall                    40 years
Financing fees                                   10 years

Fees paid in connection with the acquisition of the property have been included in the purchase price of the property. Accordingly, such fees have been allocated to the basis of the land, building and improvements and are being depreciated over the estimated useful lives of the depreciable assets. Leasing commissions are amortized using the straight-line method over the lease term.

Offering Costs
Offering costs are non-amortizable and have been deducted from partners' capital.

Transfer of Units and Distributions
Net income or loss from operations is allocated to registered holders ("Unit Holder"). Upon the transfer of a unit, net income (loss) from operations attributable to such unit generally is allocated between the transferor and the transferee based on the number of days during the year of transfer that each is deemed to have owned the unit. The Unit Holder of record on the first day of the calendar month is deemed to have transferred their interest on the first day of such month.

Distributions of operating cash flow, as defined in the Partnership Agreement, will be paid on a quarterly basis to registered Unit Holders on record dates established by the Partnership, which generally fall 45 days after quarter end.

Income Taxes
No provision is made for income taxes since such liability is the liability of the individual partners.

Net Income Per Limited Partnership Unit
Net income per limited partnership unit is calculated based upon the number of limited partnership units outstanding during the year.

Rental Income and Deferred Rent
The Partnership rents its property to tenants under operating leases with various terms. Deferred rent receivable consists of rental income which is recognized on the straight-line basis over the lease terms, but will not be received until later periods as a result of scheduled rent increases.

Cash and Cash Equivalents
Cash and cash equivalents consist of money market investment accounts which invest in short-term highly liquid investments with maturities of three months or less from the date of issuance. The carrying amount approximates fair value because of the short maturity of those investments.

Concentration of Credit Risk
Financial instruments which potentially subject the Partnership to a concentration of credit risk principally consist of cash and cash equivalents in excess of the financial institutions' insurance limits. The Partnership invests available cash with high credit quality financial institutions.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. Real Estate
The Owner Partnership's real estate which was purchased on November 29, 1985, consists of a central enclosed mall plus five free standing buildings and is located on approximately 67.1 acres in Baltimore County, Maryland. The Mall consists of a central enclosed mall anchored by four major department stores - J.C. Penney, Inc. ("J.C. Penney"), Schottenstein Stores Corporation, doing business as Value City ("Value City"), Sears, Roebuck, and Co. ("Sears") and Ames Department Store, Inc. (two of which are subject to ground leases), improvements and land. The retail space in the Mall is contained on one level; J.C. Penney and Value City are multi-level. Office and storage areas are contained in the basement level and on the second floor levels of the mall. Parking is provided for over 4,500 cars.

The Mall currently has gross leasable space totalling 864,993 square feet. Of this leasable space, 637,582 is owned by the Owner Partnership and 227,411 square feet of the gross leasable space is owned by the tenants who have leased portions of land pursuant to ground leases with the Owner Partnership. Upon expiration of such ground leases, ownership of the buildings thereon will revert to the Owner Partnership.

J.C. Penney leases a parcel of land pursuant to a ground lease on which it constructed the largest of the Mall's anchor stores containing approximately 168,969 square feet of the gross leasable area. The initial term of the J.C. Penney ground lease expires on August 31, 2001.

Value City leases approximately 140,000 square feet of the gross leasable area of the Mall. The initial term of the lease was scheduled to expire on November 30, 1999 but has been extended until November 30, 2009.

Sears leases approximately 87,734 square feet of the gross leasable area of the Mall. The initial term of the lease expires on October 16, 2006.

Ames leases a parcel of land pursuant to a ground lease on which it has constructed a building containing approximately 58,442 square feet of the gross leasable area. The initial term of the Ames ground lease expires on May 30, 2004.

The following is a schedule of the remaining minimum lease payments as called for under the lease agreements:

        Years Ending
        December 31,

        1996            $6,349,081
        1997            5,817,842
        1998            5,206,305
        1999            4,647,395
        2000            3,859,623
        Thereafter      9,343,612

			$35,223,858


In addition to the minimum lease amounts, the leases provide for percentage rents, and escalation charges to tenants for common area maintenance and real estate taxes. For the years ended December 31, 1995, 1994 and 1993, temporary tenant income amounted to $302,815, $296,938 and $228,923, respectively, and are included in rental income.

For the year ended December 31, 1995, one tenant accounted for approximately 10% of the Partnership's rental and percentage rental income. No single tenant accounted for 10% or more of such income for the years ended December 31, 1994 and 1993.

On April 26, 1990, Ames Department Store, Inc. ("Ames") filed for bankruptcy protection under Chapter 11 of the Federal Bankruptcy Code. Land leased to Ames by the Owner Partnership together with the building constructed thereon by Ames secured a first priority deed of trust held by Consolidated Fidelity Life Insurance Company ("Consolidated") as successor to Southwestern Life Insurance Company. By filing its bankruptcy petition, Ames was in default under the Consolidated priority deed of trust. On December 18, 1992, the Bankruptcy Court confirmed a Plan of Reorganization for Ames (the "Plan") and the plan was subsequently consummated. Pursuant to the Plan, Ames assumed the lease of its store at the Mall and continues its operations there.

On December 28, 1992, the Partnership received a Notice of Default from Consolidated. The Partnership and Consolidated negotiated a Settlement Agreement (the "Settlement Agreement") whereby, upon approval by the Bankruptcy Court and consummation of certain further agreements reached between Consolidated and Ames, the Partnership would make a payment of $812,500 to Consolidated in complete satisfaction of all claims Consolidated may have against the Ames parcel and the Partnership. As part of the Settlement Agreement, Consolidated withdrew its Notice of Default. The Settlement Agreement was effective through December 31, 1993.

The Settlement Agreement expired on December 31, 1993, as Bankruptcy Court approval of the outstanding claims between Consolidated and Ames had not then been obtained. Since Consolidated and Ames (and Ames' trustee in bankruptcy) had not resolved all claims among them, there still existed defaults under the Consolidated deed of trust and therefore, Consolidated had the right to foreclose on the Ames parcel. On January 7, 1994, Consolidated delivered another notice of default to the Partnership.

The delivery to the Partnership by Consolidated of the new Notice of Default constituted a technical default under the new first mortgage loan of the Partnership with the REMIC Lender. However, the REMIC Lender was aware of the Consolidated claim at the time the new first mortgage loan was closed, and the REMIC Lender held certain proceeds of the new first mortgage loan in escrow until such time as the Partnership resolved the Consolidated dispute and provided a release of Consolidated's outstanding deed of trust on the Ames parcel.

On July 14, 1994, the Partnership executed a Compromise and Mutual Release (the "Release Agreement") with Consolidated. Pursuant to the terms of the Release Agreement, the Partnership paid Consolidated $2 million in return for the assignment of the deed of trust and related Ames promissory note, as well as Consolidated's claim in the Ames bankruptcy case relating to such promissory note. Consolidated's total claims, in the face amount of approximately $2.3 million, consist of the balances due on the Ames promissory note, totaling $1.7 million, and another promissory note. Pursuant to the Release Agreement, the Partnership is entitled to any recovery based on the Ames promissory note; Consolidated will receive any recovery on the other note. The bankruptcy trustee in the Ames bankruptcy case has entered an objection to this claim, however, the Partnership is pursuing legal action to collect the claimed amount. For the year ended December 31, 1994, the Partnership recorded a note re ceivable in the amount of $816,000. In 1995, the note receivable was written-down by $78,000 to $738,000 which represents the amount the Partnership expects to receive from the claim pending bankruptcy court approval.

In addition, the funds held in escrow by the Partnership's mortgage lender, which total $1.1 million, are expected to be released to the Partnership following the completion of certain administrative procedures required by the first mortgage lender.

The following is a schedule of the remaining minimum lease payments as called for under the ground lease agreements:

		Years Ending
		December 31,

                199            $   205,500
                1997               205,500
                1998               205,500
                1999               254,083
                2000               258,500
                Thereafter         879,083

                               $ 2,008,166


The appraised fair market value of Eastpoint Mall at January 1, 1996, as determined by an independent third party appraisal firm, was $81,000,000 compared to $85,000,000 at January 1, 1995.

4. Partnership Agreement
The Partnership has a 90.9% interest in the operating income, profits and cash distributions, and a 99% interest in the operating losses of the Owner Partnership. The limited partnership agreement provides that all operating income, losses, profits, and cash distributions are allocated 1% to the General Partner and 99% to the limited partners. The proceeds of sale and interim capital transactions will be distributed 100% to the Partnership (100% to the limited partners) until the Limited Partners have received distributions equal to a return of their original capital contribution plus a 10% cumulative return on capital. Thereafter, any remaining proceeds will be allocated 86% to the Partnership (1% to the General Partner and 99% to the Limited Partners).

With respect to the Owner Partnership, the General Partner has a .1% interest and SFN Limited Partnership has a 9% interest in the income, profits, and cash distributions of the Mall. Losses from operations shall be allocated .1% to the General Partner, and .9% to the SFN Limited Partnership. Upon sale or interim capital transaction, the General Partner will receive 5% and SFN Limited Partnership will receive 9% after the limited partners of the Partnership receive their original capital contribution plus their 10% cumulative return.


5. Mortgage Loan Payable

                                                 1995            1994


8.01% first five years, thereafter
rate is equal to 2.8% above the current
yield on five-year Treasury Notes.
Mortgage note due December 22, 2003.
Monthly payments of interest only.       $ 51,000,000    $ 51,000,000


In December 1993, the Partnership obtained new first mortgage financing from CBA Conduit, Inc., an entity which placed the new mortgage into a pool of other mortgages to be held by a Real Estate Mortgage Investment Conduit (the "REMIC Lender"). The total amount of the new first mortgage is $51,000,000. After repayment of the Partnership's former first mortgage loan from Kemper Investors Life Insurance Company and the establishment of certain loan reserves and payment of expenses, approximately $3,000,000 of the proceeds were available to the Partnership for tenant improvements, leasing commissions, capital improvements and costs attributable to leasing and releasing. Escrow accounts were also established for the collection of real estate taxes and various insurance expenses. They are currently presented on the Consolidated Balance Sheet as Cash-held in escrow. Certain proceeds of the new first mortgage loan were placed into a Restricted cash account to be funded to the Partnership at such time as the Partnership obtains a release of the first mortgage outstanding to Consolidated Fidelity Life Insurance Company on the parcel of real estate currently occupied by Ames. Additionally, $1,000,000 of the loan proceeds has been placed into the Restricted cash account which constitutes additional collateral for the new first mortgage and can be used by the Partnership for leasing expenses and capital improvements. The loan is secured by a first mortgage and an assignment of leases on Eastpoint Mall.

Based on the borrowing rates currently available to the Partnership for mortgage loans with similar terms and average maturities, the fair value of long-term debt approximates carrying value.

6. Transactions with Related Parties
CPR Realty Brokerage, Inc. ("CPR, Inc.") formerly Shearson Realty Brokerage, Inc. was paid $510,000 in 1994 in conjunction with the Partnership's financing.

The General Partner was reimbursed $99,007 during 1994 from the Partnership and $138,900 from the Owner Partnership, for professional fees paid at inception.

Under the terms of the Partnership Agreement, the Partnership reimburses the General Partner, at cost, for the performance of certain administrative services provided by a third party. For the years ended December 31, 1995, 1994 and 1993, costs of such services were $83,357, $76,606, and $95,452, respectively. At December 31, 1995 and 1994, $22,226 and $40,251 were due to the General Partner for the performance of these services.

Cash and Cash Equivalents Certain cash accounts reflected on the Partnership's consolidated balance sheets at December 31, 1995 and 1994 were on deposit with an affiliate of the General Partner.

7. Management Agreement
On November 29, 1985, the Partnership entered into an agreement with Shopco Management Corporation, an affiliate of SFN Limited Partnership, for the management of the property. The agreement, which expired on December 31, 1990, provided for an annual fee equal to 3.0% of the gross rents collected from the Mall, as defined, payable monthly. The Partnership and Shopco Management Corporation agreed to the terms of the new management agreement effective January 1, 1991 through December 31, 1993, which included an increase in the annual fee to 4.5% of gross rents collected from the Mall. The new management agreement which expired on December 31, 1993 is automatically renewed for successive periods of one year. The management agreement has been renewed through December 31, 1996. For the years ended December 31, 1995, 1994 and 1993, management fee expense amounted to $349,166, $389,631 and $370,812, respectively.

8. Distributions to Limited Partners
In 1995 and 1994, distributions to Limited Partners totalled $2,143,390, ($468.50 per limited partnership unit) and $857,814, ($187.50 per limited partnership unit), respectively. For the year ended December 31, 1993, distributions to Limited Partners were suspended.

9. Reconciliation of Consolidated Financial Statement Net Income (Loss) and Partners' Capital to Federal Income Tax Basis Net Income (Loss) and Partners' Capital (Deficit)

Reconciliations of consolidated financial statement net income (loss) and partners' capital to federal income tax basis net income (loss) and partners' capital (deficit) at December 31, follow:


                                           1995           1994            1993

Financial statement net
  income (loss)                     $  1,933,722     $  915,010     $  (657,578)
Tax basis recognition of
  deferred charges
  under (over) financial statement
  recognition of deferred charges        (37,875)       (46,334)         62,746
Tax basis recognition of
   deferred income over
   (under) financial statement
   recognition of deferred income       (115,321)      (119,650)         11,083
Tax basis depreciation over financial
   statement depreciation               (456,095)      (522,536)       (683,217)
Tax basis recognition of recording fees
   under financial statement
   recognition of recording fees               -              -          90,900
Tax basis recognition of lease
   retention payment under
   financial statements                        -              -         738,562
Financial statement basis recognition
  of Settlement cost over tax basis       70,902        337,695               -
Other                                          -              -          42,438

Federal income tax basis net
  income (loss)                     $  1,395,333     $  564,185     $  (395,066)


                                            1995           1994            1993

Financial statement basis
  partners' capital                 $  3,405,642    $  3,636,959   $  3,588,427
Current year financial statement
  net income (loss) over federal
  income tax basis net
  income (loss)                         (538,389)       (350,825)       262,512
Cumulative federal income tax
  basis net income (loss) over
  cumulative financial statement
  net income (loss)                   (2,934,199)     (2,583,374)    (2,845,886)

Federal income tax basis
  partners' capital (deficit)       $    (66,946)   $    702,760   $  1,005,053


Because many types of transactions are susceptible to varying interpretations under Federal and State income tax laws and regulations, the amounts reported above may be subject to change at a later date upon final determination by the respective taxing authorities.

Schedule II Valuation and Qualifying Accounts


                                Balance at  Charged to              Balance at
                                Beginning    Costs and                  End of
                                of Period     Expenses   Deductions     Period

Allowance for doubtful accounts:

Year ended December 31, 1993:    $ 193,094   $ 132,139   $  16,405   $ 308,828


Year ended December 31, 1994:      308,828     129,193     143,962     294,059


Year ended December 31, 1995:    $ 294,059    $ 19,852   $ 233,506   $  80,405




        EASTPOINT MALL LIMITED PARTNERSHIP AND CONSOLIDATED PARTNERSHIP
            Schedule III - Real Estate and Accumulated Depreciation

                               December 31, 1995

                                                           Costs Capitalized
                                       Initial Cost to            Subsequent
                                       Partnership (A)         To Aquisition

                                                                  Land,
                                                  Building and    Building and
Description           Encumbrances      Land      Improvements    Improvements

Eastpoint Shopping
Center, Baltimore
County, MD            $ 51,000,000    $ 3,497,465  $ 26,254,002   $ 24,705,910

                      $ 51,000,000    $ 3,497,465  $ 26,254,002   $ 24,705,910




        EASTPOINT MALL LIMITED PARTNERSHIP AND CONSOLIDATED PARTNERSHIP
            Schedule III - Real Estate and Accumulated Depreciation

                               December 31, 1995




                    Gross Amount at Which Carried at Close of Period (B)


                                    Building and                    Accumulated
Description              Land       Improvements           Total    Depreciation

Eastpoint Shopping
Center, Baltimore
County, MD        $ 4,166,230      $  50,291,147  $  54,457,377    $  11,738,595


                  $ 4,166,230      $  50,291,147  $  54,457,377    $  11,738,595



        EASTPOINT MALL LIMITED PARTNERSHIP AND CONSOLIDATED PARTNERSHIP
            Schedule III - Real Estate and Accumulated Depreciation

                               December 31, 1995


                                                        Life on which
                                                        Depreciation
                                                        in Latest
                        Date of            Date         Income Statements
Description        Construction        Acquired         is Computed

Eastpoint Shopping
Center, Baltimore
County, MD            1956-1981        11/29/85        Building 40 years
                                                       Improvements 12 years


(A) The initial cost of the Partnership represents the original purchase price of the property.

(B) For Federal income tax purposes, the cost basis for the land, building and improvements at December 31, 1995 is $50,762,351.

A reconciliation of the carrying amount of real estate and accumulated depreciation for the years ended December 31, 1995, 1994 and 1993 follows:

Real Estate Investments:                1995            1994            1993

Beginning of year             $   53,761,925  $   52,996,871  $   52,108,342
Additions                            757,229         802,843         888,529
Dispositions                         (61,777)        (37,789)              -

End of year                    $  54,457,377  $   53,761,925  $   52,996,871


Accumulated Depreciation:

Beginning of year              $   9,997,420  $    8,335,792  $    6,760,764
Depreciation expense               1,802,952       1,699,417       1,575,028
Dispositions                         (61,777)        (37,789)              -

End of year                    $  11,738,595  $    9,997,420  $    8,335,792