Form 10-Q
period 1996-03-31
EASTPOINT MALL LTD PARTNERSHIP
filed 1996-05-15
CIK 772074

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
         X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 1996

        or

             Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Transition period from ______  to ______


                        Commission File Number: 0-16024


                       EASTPOINT MALL LIMITED PARTNERSHIP
              Exact Name of Registrant as Specified in its Charter


          Delaware                                     13-3314601
State or Other Jurisdiction of             I.R.S. Employer Identification No.
Incorporation or Organization


3 World Financial Center, 29th Floor,
New York, NY    Attn: Andre Anderson                     10285-2900
Address of Principal Executive Offices                     Zip Code

                                 (212) 526-3237
               Registrant's Telephone Number, Including Area Code

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes    X    No ____


Consolidated Balance Sheets                   At March 31,      At December31,
                                                     1996                1995
Assets
Real estate, at cost:
  Land                                      $   4,166,230       $   4,166,230
  Building                                     43,241,060          43,241,060
  Improvements                                  7,149,003           7,050,087
                                               54,556,293          54,457,377

Less accumulated depreciation
  and amortization                            (12,188,406)        (11,738,595)
                                               42,367,887          42,718,782
Cash and cash equivalents                       6,613,801           6,254,501
Restricted cash                                 2,100,000           2,100,000
Cash-held in escrow                               676,662             443,811
Accounts receivable, net of allowance
  of $245,670 in 1996 and $80,405 in 1995         631,858             638,436
Accrued interest receivable                       241,690             224,567
Deferred rent receivable                          311,588             356,656
Note receivable                                   738,000             738,000
Deferred charges, net of
  accumulated amortization of $473,336
  in 1996 and $423,597 in 1995                  1,497,124           1,510,981
Prepaid expenses                                  215,478             381,278
        Total Assets                        $  55,394,088       $  55,367,012

Liabilities, Minority Interest and Partners' Capital (Deficit)
Liabilities:
  Accounts payable and accrued expenses     $     192,969       $     192,779
  Mortgage loan payable                        51,000,000          51,000,000
  Accrued interest payable                        340,425             340,425
  Due to affiliates                                20,609              22,226
  Security deposits payable                        46,819              46,819
  Deferred income                                 404,730             415,081
  Distribution payable                          2,813,163             288,826
        Total Liabilities                      54,818,715          52,306,156
Minority interest                                (342,949)           (344,786)
Partners' Capital (Deficit):
  General Partner                                (105,084)            (80,211)
  Limited Partners (4,575 limited
    partnership units authorized,
    issued and outstanding)                     1,023,406           3,485,853
        Total Partners' Capital                   918,322           3,405,642
        Total Liabilities, Minority
         Interest and Partners' Capital     $  55,394,088       $  55,367,012


Consolidated Statement of Partners' Capital (Deficit)
For the three months ended March 31, 1996
                                      Limited          General
                                     Partners          Partner          Total
Balance at December 31, 1995     $  3,485,853      $   (80,211)  $  3,405,642
Net income                            322,585            3,258        325,843
Distributions                      (2,785,032)         (28,131)    (2,813,163)
Balance at March 31, 1996        $  1,023,406      $  (105,084)  $    918,322


Consolidated Statements of Operations
For the three months ended March 31,             1996             1995

Income
Rental income                             $  1,651,037    $  1,708,421
Percentage rent                                309,571         297,434
Escalation income                            1,018,162         851,594
Interest income                                 90,977          99,560
Miscellaneous income                            42,291          10,208
        Total Income                         3,112,038       2,967,217
Expenses
Interest expense                          $  1,021,275    $    995,775
Property operating expenses                  1,040,861         842,559
Depreciation and amortization                  499,550         480,347
Real estate taxes                              149,201         144,200
General and administrative                      44,556          43,594
        Total Expenses                       2,755,443       2,506,475
Income before minority interest                356,595         460,742
Minority Interest                              (30,752)        (44,375)
        Net Income                        $    325,843    $    416,367
Net Income Allocated:
To the General Partner                    $      3,258    $      4,164
To the Limited Partners                        322,585         412,203
                                          $    325,843    $    416,367
Per limited partnership unit
(4,575 outstanding)                       $      70.51    $      90.10



Consolidated Statements of Cash Flows
For the three months ended March 31,                 1996              1995

Cash Flows From Operating Activities:
Net income                                   $    325,843       $   416,367
Adjustments to reconcile net
income to net cash provided by
operating activities:
  Minority interest                                30,752            44,375
  Depreciation and amortization                   499,550           480,347
  Increase (decrease) in cash arising
  from changes in operating assets
  and liabilities:
    Cash-held in escrow                          (232,851)         (162,634)
    Accounts receivable                             6,578           151,628
    Accrued interest receivable                   (17,123)          (31,231)
      Deferred rent receivable                     45,068           (24,337)
      Deferred charges                            (35,882)           (2,657)
      Prepaid expenses                            165,800           133,156
      Accounts payable and accrued expenses           190           (15,715)
        Due to affiliates                          (1,617)          (20,251)
        Deferred income                           (10,351)          (13,044)
Net cash provided by operating activities         775,957           956,004

Cash Flows From Investing Activities:
Additions to real estate                          (98,916)          (36,641)
Net cash used for investing activities            (98,916)          (36,641)

Cash Flows From Financing Activities:
Distributions paid                               (288,826)         (288,826)
Distributions paid-minority interest              (28,915)          (28,915)
Net cash used for financing activities           (317,741)         (317,741)
Net increase in cash and cash equivalents         359,300           601,622
Cash and cash equivalents,
  beginning of period                           6,254,501         5,661,047
Cash and cash equivalents,
  end of period                              $  6,613,801       $ 6,262,669

Supplemental Disclosure of Cash
  Flow Information:
Cash paid during the period for interest     $  1,021,275       $   995,775


Notes to the Consolidated Financial Statements

The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's annual 1995 audited consolidated financial statements within Form 10-K.

The unaudited consolidated financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1996 and the results of operations and cash flows for the three months ended March 31, 1996 and 1995 and the statement of partner's capital (deficit) for the three months ended March 31, 1996. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1995, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

Part 1. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At March 31, 1996 the Partnership had a cash balance of $6,613,801, compared to $6,254,501 at December 31, 1995. The increase is primarily due to cash provided by operating activities exceeding cash distributions paid during the first quarter of 1996 and additions to real estate. The Partnership maintains a restricted cash account representing a loan reserve of $2,100,000 as established under the terms of its first mortgage loan. Of this balance, $1.1 million represents a portion of the proceeds of the Partnership's first mortgage loan which was withheld pending resolution of the Fidelity Life Insurance Company ("Consolidated") dispute (see "Ames Parcel and Consolidated Release Agreement" below). The remaining balance constitutes additional collateral which can be used for capital improvements and leasing commissions. Cash held in escrow totaled $676,662 at March 31, 1996 compared with $443,811 at December 31, 1995. The increase is primarily attributable to additional fundings made to the real estate tax and insurance escrows as specified under the terms of the Partnership's first mortgage loan.

Prepaid expenses decreased from $381,278 at December 31, 1995 to $215,478 at March 31, 1996 primarily as a result of the recognition of real estate tax expense for the first quarter of 1996.

Distributions payable increased from $288,826 at December 31, 1995 to $2,813,163 at March 31, 1996. The increase is due to an accrual for a special cash distribution, in the amount of $546.25 per Unit, which was paid on April 4, 1996.

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

                    * tenant vacated during the first quarter of 1996 ** anticipates vacating in 1996

As of March 31, 1996, these tenants occupied 21,980 square feet, or approximately 6% of the Mall's leasable area (exclusive of anchor tenants and office space). Pursuant to the provisions of the U.S. Federal Bankruptcy Code, these tenants may, with court approval, choose to reject or accept the terms of their leases. Should any of these tenants exercise the right to reject their leases, this could have an adverse impact on cash flow generated by the Mall and revenues received by the Partnership depending on the Partnership's ability to replace them with new tenants at comparable rents.

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

On July 14, 1994, the Partnership executed a Release Agreement with
Consolidated.   Pursuant to the terms of the Release Agreement, the Partnership paid Consolidated $2 million in return for the assignment of the deed of trust and related Ames promissory note, as well as Consolidated's claim in the Ames bankruptcy case relating to such promissory note. Consolidated's total claims, in the face amount of approximately $2.3 million, consist of the balances due on the Ames promissory note, totaling $1.7 million, and another promissory note. Pursuant to the Release Agreement, the Partnership is entitled to any recovery based on the Ames promissory note; Consolidated will receive any recovery on the other note. Various trusts were established through Ames' Plan of Reorganization by which different classes of claims were to be paid from different pools of monies. The Trustee for the trust responsible for payment of Consolidated's claim (the "Subsidiaries Trustee"), had filed an objection to the allowance of Consolidated's claim, including that portion attributable to the Ames promissory note. The Partnership pursued legal action in opposition to the objection. In mid- March 1996, the Trustee and the Partnership settled the Trustee's objection by reducing and allowing Consolidated's claim in the approximate amount of $2,050,000 of which $1,530,141.95 is for amounts due under the Ames promissory note. An Agreed Order approving the settlement was entered by the Bankruptcy Court on May 1, 1996. At the current time, the Trustee estimates the Partnership will receive a distribution of between 43% and 48% on its portion of Consolidated's claim. An interim distribution of approximately 43% is expected by late May or early June of 1996. For the year ended December 31, 1994, the Partnership recorded a note receivable in the amount of $816,000. In 1995, the note receivable was written-down by $78,000 to $738,000 which represents the amount the Partnership expects to receive from the claim.

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

Cash Distributions
A distribution for the fourth quarter of 1995, in the amount of $62.50 per Unit, was paid on February 9, 1996. On April 4, 1996, the Partnership paid a special cash distribution, funded by its cash reserves, in the amount of $546.25 per Unit. A regular cash distribution for the first quarter of 1996 , in the amount of $62.50 per Unit, will be paid on or about May 15, 1996. The level, timing, and amount of future distributions will be reviewed on a quarterly basis after an evaluation of the Mall's performance and the Partnership's current and future cash needs.

Results of Operations

For the three months ended March 31, 1996 and 1995, net cash flow from operating activities totaled $775,957 and $956,004, respectively. The decrease is primarily due to the Partnership receiving less cash in the 1996 period related to accounts receivable and increased funding to cash held in escrow.

For the three months ended March 31, 1996, the Partnership recognized net income of $325,843 compared to $416,367 for the three months ended March 31, 1995. The decrease in net income is primarily attributable to an increase in property operating expenses, a decrease in rental income and, to a lesser degree, minor increases in all other expense categories, partially offset by an increase in escalation income.

The Partnership generated total income for the three months ended March 31, 1996 of $3,112,038 compared to $2,967,217 for the same period in 1995. Rental income decreased for the three months ended March 31, 1996 compared to the same period in 1995 reflecting a write-off of deferred rent related to two tenants during the first quarter of 1996. Escalation income represents the income received from Mall tenants for their proportionate share of common area maintenance and real estate tax expenses. Escalation income increased for the three months ended March 31, 1996 compared to the same period in 1995 mainly due to an increase in common area maintenance expenses which are charged back to tenants.

Property operating expenses increased to $1,040,861 for the three months ended March 31, 1996 compared to $842,559 for the corresponding period in 1995. This increase is was the result of higher common area maintenance expenses, which are charged back to tenants, and increased bad debt expense related to the tenants that have filed for bankruptcy protection.

Total Mall tenant sales (exclusive of anchor tenants) were $8,681,000 for the two months ended February 29, 1996, compared to $8,564,000 for same period in 1995. Sales for tenants (exclusive of anchor tenants) which operated at the Mall for each of the last two years were $8,042,000 and $8,242,000, respectively. As of March 31, 1996, the Mall was 93% occupied, excluding anchor tenants and office space, compared to 94% at March 31, 1995.

Part II        Other Information

Items 1-5      Not applicable.

Item 6         Exhibits and reports on Form 8-K.

               (a)  Exhibits

               (27) Financial Data Schedule

               (99) Limited Appraisal of Real Property for Eastpoint Mall as of
                    January 1, 1996, as prepared by Cushman & Wakefield, Inc.

                (b) Reports on Form 8-K - On February 16, 1996 based upon, among other things, the advice of Partnership counsel, Skadden, Arps, Slate, Meagher & Flom, the General Partner adopted a resolution that states, among other things, if a Change of Control (as defined below) occurs, the General Partner may distribute the Partnership's cash balances not required for its ordinary course day-to-day operations. "Change of Control" means any purchase or offer to purchase more than 10% of the Units that is not approved in advance by the General Partner. In determining the amount of the distribution, the General Partner may take into account all material factors. In addition, the Partnership will not be obligated to make any distribution to any partner and no partner will be entitled to receive any distribution until the General Partner has declared the distribution and established a record date and distribution date for the distribution. The Partnership filed a Form 8-K disclosing this resolution on February 29, 1996.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         EASTPOINT MALL LIMITED PARTNERSHIP

                         BY:  EASTERN AVENUE INC.
                              General Partner



Date: May 15, 1996       BY: /s/ Paul L. Abbott
                                 Director, President, Chief Executive Officer
                                 Chief Financial Officer and Chief Operating
                                 Officer Chief Financial Officer