Form 10-Q
period 1996-06-30
EASTPOINT MALL LTD PARTNERSHIP
filed 1996-08-14
CIK 772074

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
         X            Quarterly Report Pursuant to Section 13 or
15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1996

                                       or

                       Transition Report Pursuant to Section 13
or 15(d) of the Securities Exchange Act of 1934

                For the transition period from ______  to ______


                        Commission File Number: 0-16024


                       EASTPOINT MALL LIMITED PARTNERSHIP
              Exact Name of Registrant as Specified in its Charter


       Delaware                                      13-3314601
State or Other Jurisdiction of            I.R.S. Employer Identification No.
Incorporation or Organization


3 World Financial Center, 29th Floor,
New York, NY  Attn: Andre Anderson                       10285
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
                       Yes    X    No ____


Consolidated Balance Sheets            At June 30,          At December 31,
                                             1996                     1995
Assets
Real estate, at cost:
  Land                               $  4,166,230             $  4,166,230
  Building                             43,241,060               43,241,060
  Improvements                          7,232,909                7,050,087
                                       54,640,199               54,457,377
Less accumulated depreciation
  and amortization                    (12,640,814)             (11,738,595)
                                       41,999,385               42,718,782
Cash and cash equivalents               4,086,831                6,254,501
Restricted cash                         2,100,000                2,100,000
Cash-held in escrow                       914,577                  443,811
Accounts receivable, net of
 allowance of $350,140 in 1996
 and $80,405 in 1995                      867,955                  638,436
Accrued interest receivable               282,632                  224,567
Deferred rent receivable                  326,318                  356,656
Note receivable                           728,000                  738,000
Deferred charges, net of
 accumulated amortization of
 $100,278 in 1996 and
 $423,597 in 1995                       1,450,585                1,510,981
Prepaid expenses                           54,991                  381,278
        Total Assets                 $ 52,811,274             $ 55,367,012

Liabilities, Minority Interest
 and Partners' Capital (Deficit)
Liabilities:
  Accounts payable and
   accrued expenses                  $    194,615             $    192,779
  Mortgage loan payable                51,000,000               51,000,000
  Accrued interest payable                340,425                  340,425
  Due to affiliates                        27,000                   22,226
  Security deposits payable                46,819                   46,819
  Deferred income                         410,939                  415,081
  Distribution payable                    288,826                  288,826
        Total Liabilities              52,308,624               52,306,156
Minority interest                        (598,675)                (344,786)
Partners' Capital (Deficit):
  General Partner                        (103,253)                 (80,211)
  Limited Partners (4,575 limited
    partnership units authorized,
    issued and outstanding)             1,204,578                3,485,853
        Total Partners' Capital         1,101,325                3,405,642
        Total Liabilities,
          Minority Interest and
          Partners' Capital          $ 52,811,274             $ 55,367,012




Consolidated Statement of Partners' Capital (Deficit)
For the six months ended June 30, 1996
                                     Limited       General
                                    Partners       Partner          Total
Balance at December 31, 1995    $  3,485,853   $   (80,211)  $  3,405,642
Net income                           789,695         7,977        797,672
Distributions                     (3,070,970)      (31,019)    (3,101,989)
Balance at June 30, 1996        $  1,204,578   $  (103,253)  $  1,101,325


Consolidated Statements of Operations
                         Three months ended June 30,  Six months ended June 30,
                                1996           1995          1996         1995
Income
Rental income            $ 1,987,824   $  1,685,631  $  3,638,861 $  3,394,052
Percentage rent              148,085        297,109       457,656      594,543
Escalation income            861,217        836,142     1,879,379    1,687,736
Interest income               79,029         97,038       170,006      196,598
Miscellaneous income          45,990         24,298        88,281       34,506
        Total Income       3,122,145      2,940,218     6,234,183    5,907,435
Expenses
Interest expense             995,775      1,033,147     2,017,050    2,028,922
Property operating
 expenses                    886,973        685,505     1,927,834    1,528,064
Depreciation and
 amortization                502,947        481,351     1,002,497      961,698
Real estate taxes            144,136        144,200       293,337      288,400
General and administrative    69,558         44,851       114,114       88,445
        Total Expenses     2,599,389      2,389,054     5,354,832    4,895,529
Income before
 minority interest           522,756        551,164       879,351    1,011,906
Minority Interest            (50,927)       (52,975)      (81,679)     (97,350)
        Net Income       $   471,829   $    498,189  $    797,672 $    914,556
Net Income Allocated:
To the General Partner   $     4,718   $      4,982  $      7,977 $      9,146
To the Limited Partners      467,111        493,207       789,695      905,410
                         $   471,829   $    498,189  $    797,672 $    914,556
Per limited partnership
 unit (4,575 outstanding)   $ 102.10       $ 107.80      $ 172.61     $ 197.90

Consolidated Statements of Cash Flows
For the six  months ended June 30,                     1996         1995
Cash Flows From Operating Activities:
Net income                                      $   797,672  $   914,556
Adjustments to reconcile net
 income to net cash provided
 by operating activities:
   Minority interest                                 81,679       97,350
   Depreciation and amortization                  1,002,497      961,698
   Increase (decrease) in cash
   arising from changes in operating
   assets and liabilities:
        Cash-held in escrow                        (470,766)    (325,838)
        Accounts receivable                        (229,519)     (43,052)
        Accrued interest receivable                 (58,065)     (54,374)
        Deferred rent receivable                     30,338      (45,737)
        Note receivable                              10,000           --
        Deferred charges                            (39,882)      (6,720)
        Prepaid expenses                            326,287      258,304
        Accounts payable and accrued expenses         1,836      (51,543)
        Due to affiliates                             4,774          713
        Deferred income                              (4,142)     (27,833)
        Security deposits                                --       (2,083)
Net cash provided by operating activities         1,452,709    1,675,441
Cash Flows From Investing Activities:
Additions to real estate                           (182,822)     (97,070)
Net cash used for investing activities             (182,822)     (97,070)
Cash Flows From Financing Activities:
Distributions paid                               (3,101,989)  (1,587,387)
Distributions paid-minority interest               (335,568)    (158,914)
Net cash used for financing activities           (3,437,557)  (1,746,301)
Net decrease in cash and cash equivalents        (2,167,670)    (167,930)
Cash and cash equivalents,
 beginning of period                              6,254,501    5,661,047
Cash and cash equivalents,
 end of period                                  $ 4,086,831  $ 5,493,117
Supplemental Disclosure of
 Cash Flow Information:
Cash paid during the period for interest        $ 2,017,050  $ 2,028,922


Notes to the Consolidated Financial Statements

The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's annual 1995 audited consolidated financial statements within Form 10-K.

The unaudited consolidated financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1996 and the results of operations and cash flows for the six months ended June 30, 1996 and 1995 and the statement of partner's capital (deficit) for the six months ended June 30, 1996. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The following significant events have occurred subsequent to fiscal year 1995, which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

Land leased to Ames by Eastpoint Partners L.P. (the "Owner Partnership") together with the building constructed thereon by Ames, secured a deed of trust held by Consolidated Fidelity Life Insurance Company ("Consolidated").
In 1990, Ames filed for bankruptcy protection under Chapter 11 of the Federal Bankruptcy Code, thereby defaulting on the Consolidated deed of trust. On December 18, 1992, the Bankruptcy Court confirmed a Plan of Reorganization for Ames (the "Plan") and the plan was subsequently consummated. Pursuant to the Plan, Ames assumed the lease of its store at Eastpoint Mall (the "Mall") and continues its operations there. In July 1994, the Partnership executed a Compromise and Mutual Release (the "Release Agreement") with Consolidated. Pursuant to the terms of the Release Agreement , the Partnership paid Consolidated $2 million in return for the assignment of the deed of trust and related Ames promissory note, as well as Consolidated's claim in the Ames bankruptcy case relating to such promissory note. Consolidated's total claims, in the face amount of approximately $2.3 million, consist of the balances due on the Ames promissory note, totaling $1.7 million, and another promissory note. Pursuant to the Release Agreement, the Partnership is entitled to any recovery based on the Ames promissory note; Consolidated will receive any recovery on the other note. Various trusts were established through Ames' Plan of Reorganization by which different classes of claims were to be paid from different pools of monies. The Trustee for the trust responsible for payment of Consolidated's claim (the "Subsidiaries Trustee") had filed an objection to the allowance of Consolidated's claim, including that portion attributable to the Ames promissory note. The Partnership pursued legal action in opposition to the objection. In mid-March 1996, the Trustee and the Partnership settled the Trustee's objection by reducing and allowing Consolidated's claim in the approximate amount of $2,050,000, of which approximately $1,530,142 is for amounts due under the Ames promissory note, and requiring Ames to make a payment of $10,000 to the Owner Partnership. An Agreed Order approving the settlement was entered by the Bankruptcy Court on May 1, 1996. Ames' $10,000 payment to the Partnership was received on June 4, 1996. On August 7, 1996, the Partnership was paid $887,520 of which $663,623 represents approximately 43% of amounts due under the Ames promissory note. The remaining $223,897 is due to Consolidated by the Partnership. At the current time, the Trustee anticipates the Partnership will receive some modest additional amounts on its claim.


Part 1. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At June 30, 1996 the Partnership had a cash balance of $4,086,831, compared to $6,254,501 at December 31, 1995. The decrease is primarily due to cash distributions and additions to real estate exceeding cash provided by operating activities. The Partnership maintains a restricted cash account representing a loan reserve of $2,100,000 as established under the terms of its first mortgage loan. Of this balance, $1.1 million represents a portion of the proceeds of the Partnership's first mortgage loan which was withheld pending resolution of the Fidelity Life Insurance Company ("Consolidated") dispute (see "Ames Parcel and Consolidated Release Agreement" below). The remaining balance constitutes additional collateral which can be used for capital improvements and leasing commissions. Cash held in escrow totaled $914,577 at June 30, 1996 compared with $443,811 at December 31, 1995. The increase is primarily attributable to additional fundings made to the real estate tax and insurance escrows as specified under the terms of the Partnership's first mortgage loan.

Accounts receivable increased from $638,436 at December 31, 1995 to $867,955 at June 30, 1996 primarily due to an increase in common area maintenance expenses, which are billed back to tenants.

Prepaid expenses decreased from $381,278 at December 31, 1995 to $54,991 at June 30, 1996 primarily as a result of the recognition of real estate tax expense for the first and second quarters of 1996.

As of the filing date of this report, the following tenants, or their parent corporations, at the Mall have filed for protection under the U.S. Bankruptcy
Code:

                    Tenant        Square Footage Leased
                    Marianne                      3,750
                    Marianne Plus                 3,000
                    Jeans West                    2,400
                    Rave                          2,000
                    No Name*                      2,000

                    * anticipates vacating in 1996

As of June 30, 1996, these tenants occupied 13,150 square feet, or approximately 4% of the Mall's leasable area (exclusive of anchor tenants and office space). Pursuant to the provisions of the U.S. Federal Bankruptcy Code, these tenants may, with court approval, choose to reject or accept the terms of their leases. Should any of these tenants exercise the right to reject their leases, this could have an adverse impact on cash flow generated by the Mall and revenues received by the Partnership depending on the Partnership's ability to replace them with new tenants at comparable rents.

Ames Parcel and Consolidated Release Agreement
On April 26, 1990, Ames filed for bankruptcy protection under Chapter 11 of the Federal Bankruptcy Code. On December 18, 1992, the Bankruptcy Court confirmed a Plan of Reorganization for Ames (the "Plan") pursuant to which Ames has assumed its lease at the Mall. Land leased to Ames by the Owner Partnership, together with the building constructed thereon by Ames, secured a deed of trust held by Consolidated, as successor to Southwestern Life Insurance Company. By filing its bankruptcy petition, Ames was in default under the Consolidated deed of trust.

On July 14, 1994, the Partnership executed a Release Agreement with Consolidated. Pursuant to the terms of the Release Agreement, the Partnership paid Consolidated $2 million in return for the assignment of the deed of trust and related Ames promissory note, as well as Consolidated's claim in the Ames bankruptcy case relating to such promissory note. Consolidated's total claims, in the face amount of approximately $2.3 million, consist of the balances due on the Ames promissory note, totaling $1.7 million, and another promissory note. Pursuant to the Release Agreement, the Partnership is entitled to any recovery based on the Ames promissory note; Consolidated will receive any recovery on the other note. Various trusts were established through Ames' Plan of Reorganization by which different classes of claims were to be paid from different pools of monies. The Trustee for the trust responsible for payment of Consolidated's claim (the "Subsidiaries Trustee"), had filed an objection to the allowance of Consolidated's claim, including that portion attributable to the Ames promissory note. The Partnership pursued legal action in opposition to the objection. In mid- March 1996, the Trustee and the Partnership settled the Trustee's objection by reducing and allowing Consolidated's claim in the approximate amount of $2,050,000 of which $1,530,142 is for amounts due under the Ames promissory note, and requiring Ames to make a payment of $10,000 to the Owner Partnership, which was received on June 4, 1996. On August 7, 1996, the Partnership was paid $887,520 of which approximately $663,623 represents approximately 43% of amounts due under the Ames promissory note. The remaining $223,897 is due to Consolidated by the Partnership. At the current time, the Trustee estimates the Partnership will receive some modest additional amounts on its claim.

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

The Partnership has negotiated to purchase from J.C. Penney Company, Inc. the leasehold interest in a vacant, free-standing building and underlying land located adjacent to the J.C. Penney store at the Mall. Control of this parcel is considered necessary to allow for expansion of the center by the Partnership or subsequent owner, thereby enhancing the Mall's overall value. The cost of this tenant buyout is expected to be $975,000. Absent such buyout, J.C. Penney could continue to control this parcel for the next 18 years.

Cash Distributions
On April 4, 1996, the Partnership paid a special cash distribution, funded by its cash reserves, in the amount of $546.25 per Unit. A distribution for the first quarter of 1996, in the amount of $62.50 per Unit, was paid on May 15, 1996. A regular cash distribution for the second quarter of 1996 , in the amount of $62.50 per Unit, will be paid on or about August 15, 1996. The level, timing, and amount of future distributions will be reviewed on a quarterly basis after an evaluation of the Mall's performance and the Partnership's current and future cash needs.

Results of Operations

For the six months ended June 30, 1996 and 1995, net cash flow from operating activities totaled $1,452,709 and $1,675,441, respectively. The decrease is primarily due to increased fundings to cash held in escrow, an increase in accounts receivable and a decrease in net income, which resulted from increased property operating expense.

For the three and six months ended June 30, 1996, the Partnership recognized net income of $471,829 and $797,672, respectively, compared to $498,189 and $914,556 for the same periods in 1995. The decrease for the three-month period is primarily due to an increase in property operating expenses and a decrease in percentage rent, partially offset by an increase in rental income. The decrease for the six-month period is primarily attributable to increases in property operating expenses, partially offset by increases in rental and escalation income.

The Partnership generated total income for the three and six months ended June 30, 1996 of $3,122,145 and $6,234,183, respectively, compared to $2,940,218 and
$5,907,435 for the same periods in 1995. Rental income totaled $1,987,824 and $3,638,861 for the three and six months ended June 30, 1996 compared to $1,685,631 and $3,394,052 for the same periods in 1995. The increase during the 1996 periods is primarily due to higher base rent billings resulting from a lease amendment with anchor tenant Value City, whereby Value City's base rent payments are increased and percentage rent payments are decreased, and the addition of new tenants during 1996. In addition, rental income reflects base rents from tenants which have vacated or are in bankruptcy. Base rent during the 1996 period from tenants which have either filed for bankruptcy or have vacated the Mall totaled approximately $148,000 and has been reserved for. Percentage rent for the three and six months ended June 30, 1996 totaled $148,085 and $457,656, respectively compared to $297,109 and $594,543 for corresponding periods in 1995. The decreases are due to the lease amendment with Value City noted above.

Escalation income represents the income received from Mall tenants for their proportionate share of common area maintenance and real estate tax expenses. Escalation income increased for the three and six months ended June 30, 1996 compared to the same periods in 1995 mainly due to an increase in common area maintenance expenses which are charged back to tenants.

Interest income for the three and six months ended June 30, 1996 totaled $79,029 and $170,006, respectively, compared to $97,038 and $196,598 for the same periods in 1995. The decreases are primarily due to a decrease in the Partnership's invested cash balances.

Property operating expenses increased to $886,973 and $1,927,834 for the three and six months ended June 30, 1996 from $685,505 and $1,528,064 during the corresponding periods in 1995. The increases are primarily due to increased bad debt expense related to the tenants that have filed for bankruptcy protection and, for the six-month period, increased snow removal expenses.

Total Mall tenant sales (exclusive of anchor tenants) were $27,879,000 for the five months ended May 31, 1996, compared to $25,627,000 for same period in 1995. Sales for tenants (exclusive of anchor tenants) which operated at the Mall for each of the last two years were $24,616,000 for the five months ended May 31, 1996 compared to $24,344,000 for the same period in 1995. As of June 30, 1996, the Mall was 93% occupied, excluding anchor tenants and office space, compared to 94% at June 30, 1995.



Part II        Other Information

Items 1-5      Not applicable.

Item 6         Exhibits and reports on Form 8-K.

               (a)  Exhibits -

                 (27) Financial Data Schedule

               (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1996.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              EASTPOINT MALL LIMITED PARTNERSHIP

                         BY:  EASTERN AVENUE INC.
                              General Partner



Date: August 14, 1996    BY:  /s/ Paul L. Abbott
                              Director and Chief Executive Officer



Date: August 14, 1996    BY:  /s/ Robert Hellman
                              President



Date: August 14, 1996    BY:  /s/ Elizabeth Rubin
                              Vice President and Chief Financial Officer