Form 10-Q
period 1996-09-30
EASTPOINT MALL LTD PARTNERSHIP
filed 1996-11-14
CIK 772074

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
    X            Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1996

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

                       Yes    X    No ____


Consolidated Balance Sheets       At September 30,           At December 31,
                                             1996                      1995
Assets
Real estate, at cost:
  Land                               $  4,166,230              $  4,166,230
  Building                             43,241,060                43,241,060
  Improvements                          7,305,675                 7,050,087
                                       54,712,965                54,457,377
Less accumulated depreciation
   and amortization                   (13,095,292)              (11,738,595)
                                       41,617,673                42,718,782
Cash and cash equivalents               5,715,200                 6,254,501
Restricted cash                         2,100,000                 2,100,000
Cash-held in escrow                       254,006                   443,811
Accounts receivable, net of
  allowance of $516,124 in 1996
  and $80,405 in 1995                     943,546                   638,436
Accrued interest receivable               313,140                   224,567
Deferred rent receivable                  340,699                   356,656
Note receivable                                --                   738,000
Deferred charges, net of
  accumulated amortization of $574,613
  in 1996 and $423,597 in 1995          1,399,847                 1,510,981
Prepaid expenses                          527,378                   381,278
        Total Assets                 $ 53,211,489              $ 55,367,012
Liabilities, Minority Interest
   and Partners' Capital
Liabilities:
  Accounts payable and
     accrued expenses                $    389,786              $    192,779
  Mortgage loan payable                51,000,000                51,000,000
  Accrued interest payable                340,425                   340,425
  Due to affiliates                        25,064                    22,226
  Security deposits payable                46,819                    46,819
  Deferred income                         491,966                   415,081
  Distribution payable                    288,826                   288,826
        Total Liabilities              52,582,886                52,306,156
Minority interest                        (585,807)                 (344,786)
Partners' Capital (Deficit):
  General Partner                        (102,122)                  (80,211)
  Limited Partners (4,575 limited
    partnership units authorized,
    issued and outstanding)             1,316,532                 3,485,853
        Total Partners' Capital         1,214,410                 3,405,642
        Total Liabilities,
          Minority Interest and
          Partners' Capital          $ 53,211,489              $ 55,367,012



Consolidated Statement of Partners' Capital (Deficit)
For the nine months ended September 30, 1996
                                      Limited       General
                                     Partners       Partner          Total
Balance at December 31, 1995     $  3,485,853   $   (80,211)  $  3,405,642
Net income                          1,187,587        11,996      1,199,583
Distributions                      (3,356,908)      (33,907)    (3,390,815)
Balance at September 30, 1996    $  1,316,532   $  (102,122)  $  1,214,410


Consolidated Statements of Operations
                                   Three months ended         Nine months ended
                                     September 30,               September 30,
                                1996            1995          1996         1995
Income
Rental income           $  1,905,019    $  1,681,423  $  5,543,880 $  5,075,475
Percentage rent              216,860         297,347       674,516      891,890
Escalation income            905,850         872,640     2,785,229    2,560,376
Interest income               74,082          99,471       244,088      296,069
Miscellaneous income          34,137          42,442       122,418       76,948
        Total Income       3,135,948       2,993,323     9,370,131    8,900,758
Expenses
Interest expense           1,021,275       1,021,275     3,038,325    3,050,197
Property operating
  expenses                   962,605         772,035     2,890,439    2,300,099
Depreciation and
  amortization               505,216         486,622     1,507,713    1,448,320
Real estate taxes            152,982         144,137       446,319      432,537
General and administrative    50,176          54,405       164,290      142,850
        Total Expenses     2,692,254       2,478,474     8,047,086    7,374,003
Income before minority
   interest                  443,694         514,849     1,323,045    1,526,755
Minority interest            (41,783)        (48,613)     (123,462)    (145,963)
        Net Income      $    401,911    $    466,236  $  1,199,583 $  1,380,792
Net Income Allocated:
To the General Partner  $      4,019    $      4,662  $     11,996 $     13,808
To the Limited Partners      397,892         461,574     1,187,587    1,366,984
                        $    401,911    $    466,236  $  1,199,583 $  1,380,792

Per limited partnership
unit (4,575 outstanding)     $ 86.97        $ 100.89      $ 259.58     $ 298.79


Consolidated Statements of Cash Flows
For the nine months ended September 30,              1996              1995
Cash Flows From Operating Activities:
Net income                                   $  1,199,583      $  1,380,792
Adjustments to reconcile net
income to net cash provided by
operating activities:
   Minority interest                              123,462           145,963
   Depreciation and amortization                1,507,713         1,448,320
   Increase (decrease) in cash arising
   from changes in operating assets
   and liabilities:
        Cash-held in escrow                       189,805            87,503
        Accounts receivable                      (305,110)         (280,108)
        Accrued interest receivable               (88,573)          (87,694)
        Deferred rent receivable                   15,957           (62,703)
        Deferred charges                          (39,882)          (34,946)
        Prepaid expenses                         (146,100)         (165,418)
        Accounts payable and accrued expenses     197,007            (6,140)
        Due to affiliates                           2,838               749
        Deferred income                            76,885            14,626
        Security deposits payable                      --            (2,083)
Net cash provided by operating activities       2,733,585         2,438,861
Cash Flows From Investing Activities:
Proceeds from note receivable                     738,000                --
Additions to real estate                         (255,588)         (368,445)
Net cash provided by (used for)
   investing activities                           482,412          (368,445)
Cash Flows From Financing Activities:
Distributions paid                             (3,390,815)       (1,876,213)
Distributions paid-minority interest             (364,483)         (187,830)
Net cash used for financing activities         (3,755,298)       (2,064,043)
Net increase (decrease) in cash
   and cash equivalents                          (539,301)            6,373
Cash and cash equivalents,
   beginning of period                          6,254,501         5,661,047
Cash and cash equivalents,
   end of period                             $  5,715,200      $  5,667,420
Supplemental Disclosure of Cash
   Flow Information:
Cash paid during the period for interest     $  3,038,325      $  3,050,197


Notes to the Consolidated Financial Statements

The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's annual 1995 audited consolidated financial statements within Form 10-K.

The unaudited consolidated financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1996 and the results of operations and cash flows for the nine months ended September 30, 1996 and 1995 and the statement of partner's capital (deficit) for the nine months ended September 30, 1996. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

The following significant events have occurred subsequent to fiscal year 1995, which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5):

Ames Bankruptcy:

Land leased to Ames by Eastpoint Partners L.P. (the "Owner Partnership"),
together with the building constructed thereon by   Ames, secured a deed of
trust (the "Deed of Trust") held by Consolidated Fidelity Life Insurance Company ("Consolidated"). In 1990, Ames filed for bankruptcy protection under Chapter 11 of the Federal Bankruptcy Code, thereby defaulting on the Deed of Trust. On December 18, 1992, the Bankruptcy Court confirmed a Plan of Reorganization for Ames (the "Plan") and the Plan was subsequently consummated. Pursuant to the Plan, Ames assumed the lease of its store at Eastpoint Mall (the "Mall") and continues its operations there.

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

In mid-March 1996, the Trustee and the Partnership settled the Trustee's objection by reducing and allowing Consolidated's claim in the approximate amount of $2,050,000 (the "Claim"), of which approximately $1,530,142 is for amounts due under the Ames promissory note, and requiring Ames to make a payment of $10,000 to the Owner Partnership. An Agreed Order approving the settlement was entered by the Bankruptcy Court on May 1, 1996. Ames' $10,000 payment to the Partnership was received on June 4, 1996. On August 7, 1996 and September 23, 1996, payments on the claim were received from Ames in the amounts of $887,520 and $111,938, respectively. At September 30, 1996, the total payments received from Ames were $1,009,458, of which approximately $222,000, is payable to Consolidated and is reflected in accounts payable and accrued expenses on the Partnership's balance sheet. It is uncertain at this time if there will be any additional payments.

On August 21, 1996, the Owner Partnership retired the Ames promissory note secured by the Deed of Trust.

Purchase of Leasehold Interest:

On November 8, 1996, the Owner Partnership purchased for $975,000 the leasehold interest in a vacant, free-standing building and the underlying land located adjacent to the J.C. Penney anchor tenant at the Mall from J.C. Penney Company, Inc.

Part 1. Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

Liquidity and Capital Resources

At September 30, 1996, the Partnership had cash and cash equivalents of $5,715,200, compared to $6,254,501 at December 31, 1995. The decrease is primarily due to cash distributions and additions to real estate exceeding cash provided by operating activities. The Partnership maintains a restricted cash account representing a loan reserve of $2,100,000 as established under the terms of its first mortgage loan. Of this balance, $1.1 million represents a portion of the proceeds of the Partnership's first mortgage loan which was withheld pending resolution of the Consolidated dispute (see "Ames Parcel and Consolidated Release Agreement" below). The remaining balance constitutes additional collateral which can be used for capital improvements and leasing commissions. Cash held in escrow totaled $254,006 at September 30, 1996 compared with $443,811 at December 31, 1995. The decrease is primarily attributable to payments made for real estate taxes and insurance premiums partially offset by additional fundings made to the real estate tax and insurance escrows as specified under the terms of the Partnership's first mortgage loan.

Accounts receivable increased from $638,436 at December 31, 1995 to $943,546 at September 30, 1996 primarily due to the continued billing of base rents to bankrupt tenants which have vacated the Mall and an increase in recoverable common area maintenance expenses. Billings of base rents to bankrupt tenants which have vacated the Mall continue until a settlement is reached between the parties involved in such bankruptcy proceedings. The increase in accounts receivable is partially offset by an increase in the allowance for doubtful accounts related to the bankrupt tenants.

Accrued interest receivable increased from $224,567 at December 31, 1995 to $313,140 at September 30, 1996 reflecting interest earned in 1996 on the loan reserve.

Note receivable decreased from $738,000 at December 31, 1995 to $0 at September 30, 1996 reflecting receipt from the Ames Trustee of payments on the claim. Please refer to "Ames Parcel and Consolidated Release Agreement" below.

Prepaid expenses increased from $381,278 at December 31, 1995 to $527,378 at September 30, 1996 reflecting the payment of real estate taxes for the July 1, 1996 to June 30, 1997 real estate tax year.

The increase in accounts payable and accrued expenses is attributable to the receipt from the Ames trustee of payment on the claim, a portion of which is payable to Consolidated. Please refer to "Ames Parcel and Consolidated Release Agreement" below.

As of the filing date of this report, the following current tenants at the Mall, or their parent corporations, have filed for protection under the U.S. Bankruptcy Code:

                    Tenant        Square Footage Leased
                    Marianne                      3,750
                    Marianne Plus                 3,000
                    Jeans West                    2,400
                    Rave                          2,000

As of September 30, 1996, these tenants occupied 11,150 square feet, or approximately 3% of the Mall's leasable area (exclusive of anchor tenants and office space). Pursuant to the provisions of the U.S. Federal Bankruptcy Code, these tenants may, with court approval, choose to reject or accept the terms of their leases. Should any of these tenants exercise the right to reject their leases, this could have an adverse impact on cash flow generated by the Mall and revenues received by the Partnership depending on the Partnership's ability to replace them with new tenants at comparable rents.


Ames Parcel and Consolidated Release Agreement
On April 26, 1990, Ames filed for bankruptcy protection under Chapter 11 of the Federal Bankruptcy Code. On December 18, 1992, the Bankruptcy Court confirmed a Plan of Reorganization for Ames (the "Plan") pursuant to which Ames assumed its lease at the Mall. Land leased to Ames by the Owner Partnership, together with the building constructed thereon by Ames, secured a deed of trust held by Consolidated, as successor to Southwestern Life Insurance Company. By filing its bankruptcy petition, Ames was in default under the Consolidated deed of trust.

On July 14, 1994, the Partnership executed a Release Agreement with Consolidated. Pursuant to the terms of the Release Agreement, the Partnership paid Consolidated $2 million in return for the assignment of the deed of trust and related Ames promissory note, as well as Consolidated's claim in the Ames bankruptcy case relating to such promissory note. Consolidated's total claims, in the face amount of approximately $2.3 million, consist of the balances due on the Ames promissory note, totaling $1.7 million, and another promissory note. Pursuant to the Release Agreement, the Partnership is entitled to any recovery based on the Ames promissory note; Consolidated will receive any recovery on the other note. Various trusts were established through Ames' Plan of Reorganization by which different classes of claims were to be paid from different pools of monies. The Trustee for the trust responsible for payment of Consolidated's claim (the "Subsidiaries Trustee"), had filed an objection to the allowance of Consolidated's claim, including that portion attributable to the Ames promissory note. The Partnership pursued legal action in opposition to the objection. In mid- March 1996, the Trustee and the Partnership settled the Trustee's objection by reducing and allowing Consolidated's claim in the approximate amount of $2,050,000, of which approximately $1,530,142 is for amounts due under the Ames promissory note, and requiring Ames to make a payment of $10,000 to the Owner Partnership. An Agreed Order approving the settlement was entered by the Bankruptcy Court on May 1, 1996. Ames' $10,000 payment to the Partnership was received on June 4, 1996. On August 7, 1996 and September 23, 1996, additional payments were received from Ames in the amounts of $887,520 and $111,938, respectively. At September 30, 1996, the total payments received from Ames were $1,009,458, of which 22%, or $222,081, is payable to Consolidated and is reflected in accounts payable and accrued expenses on the Partnership's balance sheet. It is uncertain at this time if there will be any additional payments.

The Partnership's mortgage lender withheld certain of the proceeds of the first mortgage loan until the Partnership resolved the Consolidated dispute. It is anticipated that these funds, which total $1.1 million, will be released to the Partnership in 1996 since the first mortgage secured by the Ames parcel, which was retained by the Partnership pending a final decision on Consolidated's claims, has been extinguished. These funds are held in escrow with interest payable to the Partnership.

Leasehold Purchase
On November 8, 1996, the Owner Partnership purchased for $975,000 the leasehold interest in a vacant, free-standing building and the underlying land located adjacent to the J.C. Penney anchor tenant at the Mall from J.C. Penney Company, Inc. The acquisition of the leasehold interest in this parcel allows for expansion of the center or the addition of parking.

Cash Distributions
A regular cash distribution for the second quarter of 1996, in the amount of $62.50 per Unit, was paid on August 15, 1996. A regular cash distribution for the third quarter of 1996 , in the amount of $62.50 per Unit, will be paid on or about November 15, 1996. The level, timing, and amount of future distributions will be reviewed on a quarterly basis after an evaluation of the Mall's performance and the Partnership's current and future cash needs.

Results of Operations

For the nine months ended September 30, 1996 and 1995, net cash flow from operating activities totaled $2,733,585 and $2,438,861, respectively. The increase is primarily due to an increase in accounts payable and accrued expenses.

For the three and nine months ended September 30, 1996, the Partnership recognized net income of $401,911 and $1,199,583, respectively, compared to $466,236 and $1,380,792 for the same periods in 1995. The decrease for the three-month period is primarily due to an increase in property operating expenses and a decrease in percentage rent, partially offset by an increase in rental income. The decrease for the nine-month period is primarily due to increases in all expense categories, with the exception of interest expense, partially offset by increases in rental and escalation income.

Rental income totaled $1,905,019 and $5,543,880 for the three and nine months ended September 30, 1996 compared to $1,681,423 and $5,075,475 for the same periods in 1995. The increase during the 1996 periods is primarily due to higher base rent billings resulting from a lease amendment with anchor tenant Value City, whereby Value City's base rent payments are increased and percentage rent payments are decreased, and the addition of new tenants during 1996. Percentage rent for the three and nine months ended September 30, 1996 totaled $216,860 and $674,516, respectively compared to $297,347 and $891,890 for corresponding periods in 1995. The decreases are due to the lease amendment with Value City noted above. In addition, rental income reflects approximately $200,000 of base rent billings to tenants which have filed for bankruptcy and/or have vacated the Mall. This income is offset by a corresponding increase in bad debt expense, which is a component of property operating expenses.

Escalation income represents the income received from Mall tenants for their proportionate share of common area maintenance and real estate tax expenses. Escalation income increased for the three and nine months ended September 30, 1996 compared to the same periods in 1995. The increase for the nine-month period is primarily due to an increase in common area maintenance expenses, which are charged back to tenants. The increase for the three-month period is also due to additional billings to tenants during the third quarter of 1996 for adjustments made for prior-year common area maintenance expenses.

Interest income for the three and nine months ended September 30, 1996 totaled $74,082 and $244,088, respectively, compared to $99,471 and $296,069 for the same periods in 1995. The decreases are primarily due to a decrease in the Partnership's invested cash balances.

Property operating expenses increased to $962,605 and $2,890,439 for the three and nine months ended September 30, 1996 from $772,035 and $2,300,099 during the corresponding periods in 1995. The increases are primarily due to increased bad debt expense related to the tenants that have filed for bankruptcy protection and, for the nine-month period, increased snow removal expenses.

Total Mall tenant sales (exclusive of anchor tenants) were $44,699,000 for the eight months ended August 31, 1996, compared to $41,495,000 for same period in 1995, an increase of 8%. Sales for tenants (exclusive of anchor tenants) which operated at the Mall for each of the last two years were $39,445,000 for the eight months ended August 31, 1996 compared to $39,425,000 for the same period in 1995 an increase of 0.05%. As of September 30, 1996, the Mall was 93% occupied, excluding anchor tenants and office space, compared to 96% at September 30, 1995.



Part II        Other Information

Items 1-5      Not applicable.

Item 6         Exhibits and Reports on Form 8-K.

               (a)  Exhibits -

                 (27) Financial Data Schedule

               (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1996.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   EASTPOINT MALL LIMITED PARTNERSHIP

                              BY:  EASTERN AVENUE INC.
                                   General Partner


Date: November 14, 1996       BY: /s/ Paul L. Abbott
                                  Director and Chief Executive
                                  Officer



Date: November 14, 1996       BY: /s/ Robert Hellman
                                  President



Date: November 14, 1996       BY: /s/ Elizabeth Rubin
                                  Vice President and Chief
                                  Financial Officer