Form 10-K
period 1996-12-31
EASTPOINT MALL LTD PARTNERSHIP
filed 1997-03-31
CIK 772074

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

[ X ]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 1996

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

                For the Transition period from          to

                     Commission file number:  0-16024


                    EASTPOINT MALL LIMITED PARTNERSHIP
           Exact name of Registrant as specified in its charter


           Delaware                                    13-3314601
State or other jurisdiction of              I.R.S. Employer Identification No.
incorporation or organization


Attn: Andre Anderson
3 World Financial Center, New York,
New York  29th Floor                                       10285-2900
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

                         Yes  X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (x)

Aggregate market value of voting stock held by non-affiliates of the
Registrant: Not applicable

Documents Incorporated by Reference: See Exhibit Index in Part IV to this Form 10-K.


                                PART I

Item 1.  Business

(a) General Development of Business

Eastpoint Mall Limited Partnership (the "Partnership"), a Delaware limited partnership, was formed on June 26, 1985. The affairs of the Partnership are conducted by Eastern Avenue Inc. (the "General Partner," formerly Shearson Lehman Eastern Avenue Inc.), a Delaware corporation and affiliate of Lehman Brothers Inc. ("Lehman"). The Partnership was formed to acquire a general partnership interest in Bellwether Properties, L.P., a New York limited partnership, from Corporate Property Investors, the sole asset of which is Eastpoint Mall (the "Mall") located in Baltimore County, Maryland. Concurrent with the acquisition, Bellwether Properties, L.P. was reconstituted under the name of Eastpoint Partners L.P. (the "Owner Partnership"), and the Partnership became the managing general partner of the Owner Partnership. The Owner Partnership consists of the Partnership which holds a 90.9% interest in the Owner Partnership, the General Partner which holds a .1% interest and SFN Limited Partnership ("SFN"), a Maryland limited partnership which is an affiliate of The Shopco Company which holds a 9% interest in the Mall (collectively the "Owner Partners"). Shopco Management Corp. has been retained by the Owner Partnership as managing and leasing agent for the Mall.

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

The Partnership intends to begin marketing the Mall for sale in 1997; however, it is not certain whether appropriate offers will be received. At such time as the Mall is sold and all obligations are fulfilled, the Partnership will wind up its affairs and be dissolved. The exact timing of these events is dependent on the success of the sale effort.

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

The Mall is managed on a day-to-day basis by Shopco Management Corp., a New York corporation (the "Property Manager"). The Property Manager is responsible for rent collection, leasing and day-to-day on-site management of the Mall. The Owner Partnership has the right to terminate the Property Manager, without cause, at any time during the term of the Property Management and Leasing Agreement. The Property Manager receives 4.5% per annum of all fixed rents, minimum rents, and percentage rents (as such terms are defined in the respective leases) collected from operations of the Mall for providing property management and leasing services. In the event that the Property Manager ceases to act as management and leasing agent of the Mall, SFN's limited partnership interest in the income, profits, and cash distributions of the Owner Partnership will be reduced to 7% from 9%. For the years ended December 31, 1996, 1995, and 1994, the management fee earned by the Property Manager amounted to $368,435, $349,166 and $389,631, respectively. Please refer to Note 7 to the Notes to the Consolidated Financial Statements for additional discussion regarding the Partnership's management agreement with the Property Manager.

The Owner Partnership's business, as owner and operator of the Mall, is seasonal since a portion of its revenue is derived from a percentage of the retail sales of certain tenants at the Mall. Generally such sales are higher in November and December during the holiday season.

Employees

The Partnership has no employees. The affairs of the Partnership are conducted by the General Partner. See Item 11 and Item 13 for a discussion of the management of the Partnership.


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

The Mall currently has gross leasable space totaling 864,993 square feet. Of this leasable space, 637,582 is owned by the Owner Partnership and 227,411 square feet of gross leasable space area is owned by the tenants who have leased portions of land pursuant to ground leases with the Owner Partnership. Upon expiration of such ground leases, ownership of the buildings thereon will revert to the Owner Partnership.

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

On November 8, 1996, the Owner Partnership purchased for $975,000 the leasehold interest in a vacant, free-standing, 17,340 square foot building and the underlying land located adjacent to the J.C. Penney anchor tenant at the Mall from J.C. Penney Company, Inc. The acquisition of the leasehold interest in this parcel allows for expansion of the center or the addition of parking by the Partnership or a subsequent owner.

The total building area of the Mall is allocated as shown in the table below.

                                                  Percent of
                                   Square Feet    Total Area
          Anchors:
            J.C. Penney                151,629            17%
            Value City                 140,000            16
            Sears                       87,734            10
            Ames                        58,442             7
          Specialty Retailers(1)       362,028            42
          Atrium and Office Space       65,160             8

            Total                      864,993           100%

     (1)  Includes outparcel stores and outdoor tenants.

Anchor Tenants

J.C. Penney leases a parcel of land pursuant to a ground lease on which it has constructed the largest of the Mall's four anchor stores containing an aggregate of approximately 151,629 square feet of building area, or 17% of the gross leasable building area of the Mall. On November 8, 1996, the Owner Partnership purchased the leasehold interest in a vacant, free-standing, 17,340 square foot building and the underlying land located adjacent to the J.C. Penney anchor tenant from J.C. Penney Company, Inc. Ownership of the anchor store, currently owned and occupied by J.C. Penney, will revert to the Owner Partnership upon the expiration of the ground lease. The initial term of the J.C. Penney ground lease expires on August 31, 2001. Two 5-year renewal options, two 10-year renewal options, and two 5-year renewal options are available on the same terms and conditions. The minimum rent payable thereunder is $1,219 annually plus a percentage rent of .5% of gross sales.

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

On April 26, 1990, Ames filed for bankruptcy protection under Chapter 11 of the Federal Bankruptcy Code. By filing its bankruptcy petition, Ames was in default under the deed of trust held by Consolidated Fidelity Life Insurance Company ("Consolidated") and secured by the Ames parcel. In July 1994, the Partnership entered into a settlement agreement with Consolidated regarding the Ames parcel. At December 31, 1996, total payments received from Ames were $1,009,458 of which approximately $222,000, is payable to Consolidated. Please refer to Item 3, Item 7 and Note 3 to the Notes to the Consolidated Financial Statements for a description of the Ames bankruptcy and the Release Agreement negotiated by the Partnership and Consolidated.

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

Mall, Outparcel Tenants and Atrium Space

During 1996, 14 leases totaling 20,245 square feet of space were executed with new and existing tenants. Due to the sluggish commercial real estate market in eastern Baltimore County, the leasing of additional Atrium office space is anticipated to be a lengthy and capital intensive process. Costs associated with maintaining the space consist primarily of utility expenses which are included in property operating expenses. These costs, as well as costs associated with marketing the space for lease, are funded from the Partnership's cash flow and cash reserves.

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

During 1996, the retail industry, particularly apparel merchants and other mall-based retail chains, continued to suffer from changes in shoppers' buying patterns which have primarily benefited discount retailers and superstores. The continuing difficulties in the retail industry are evidenced by the increasing number of bankruptcy filings by many companies. As of the date for which this report is filed, 4 tenants, or their parent corporations, at the Mall have filed for protection under the U.S. Federal Bankruptcy Code. These tenants currently occupy approximately 3% of the Mall's leasable area (exclusive of anchor tenants), and at this point their plans to remain at the Mall remain uncertain. Please refer to Item 7 for a listing of Mall tenants which have filed for bankruptcy protection.

Competition

Eastpoint Mall is the only regional shopping center located within a 3 mile radius (the primary geographical area from which the Mall derives its repeat sales and regular customers). However, two shopping centers are directly competitive with the Mall. Golden Ring Mall, located slightly over three miles northeast of Eastpoint Mall, represents its principal competition. Golden Ring Mall is a two-story center containing approximately 737,000 square feet of gross leasable area. Golden Ring has three anchor tenants, Hecht's, Caldor and Montgomery Ward, as well as approximately 80 smaller mall stores. Golden Ring completed a cosmetic renovation of both the interior and exterior of the center during 1992.

White Marsh Mall is located approximately six miles north of the Mall and contains approximately 1,105,000 square feet of gross leasable space on two levels. Anchor stores include Macy's, J.C. Penney and Sears. There is an empty anchor space in the former site of Woodward & Lothrup. Ikea, a furniture store, is located on an outparcel site at the mall. White Marsh contains approximately 180 stores.


Temporary Tenants

A formal temporary tenant program was instituted in November 1992 in which kiosks and vacant spaces are used as temporary retail locations. The program generated revenues of $397,921 in 1996. The temporary tenant program is managed by Shopco Management Corp., the Mall's property manager.


Item 3.  Legal Proceedings

Land leased to Ames by the Owner Partnership, together with the building constructed thereon by Ames, secured a deed of trust (the "Deed of Trust") held by Consolidated. In 1990, Ames filed for bankruptcy protection under Chapter 11 of the Federal Bankruptcy Code, thereby defaulting on the Deed of Trust. On December 18, 1992, the Bankruptcy Court confirmed a Plan of Reorganization for Ames (the "Plan") and the Plan was subsequently consummated. Pursuant to the Plan, Ames assumed the lease of its store at the Mall and continues its operations there.

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

In mid-March 1996, the Trustee and the Partnership settled the Trustee's objection by reducing and allowing Consolidated's claim in the approximate amount of $2,050,000 (the "Claim"), of which approximately $1,530,142 is for amounts due under the Ames promissory note, and requiring Ames to make a payment of $10,000 to the Owner Partnership. An Agreed Order approving the settlement was entered by the Bankruptcy Court on May 1, 1996. Ames' $10,000 payment to the Owner Partnership was received on June 4, 1996. On August 7, 1996 and September 23, 1996, payments on the claim were received by the Owner Partnership from Ames in the amounts of $887,520 and $111,938, respectively. At December 31, 1996, the total payments received by the Owner Partnership from Ames were $1,009,458, of which approximately $222,000, is payable to Consolidated and is reflected in accounts payable and accrued expenses on the Partnership's December 31, 1996 consolidated balance sheet. It is uncertain at this time if there will be any additional payments from Ames to the Owner Partnership.

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


                               PART II

Item 5. Market for the Partnership's Limited Partnership Units and Related Security Holder Matters

(a) Market Price Information

There is no established trading market for the Units of the Partnership. The Partnership had 4,575 Units outstanding at December 31, 1996.


(b) Holders

There were 1,691 Limited Partners as of December 31, 1996.

(c) Distributions of Cash

Since inception, Limited Partners have received cumulative distributions of $6,154.52 per Unit, including a $2,500 return of capital in 1990.

For the years ended December 31, 1996 and 1995, the Partnership paid quarterly cash distributions of $62.50 per Unit per quarter. In addition the Partnership paid special cash distributions of $218.50 per Unit on June 7, 1995 and $546.25 per Unit on April 4, 1996. Both of these special cash distributions were paid from excess cash reserves. The level, timing and amount of future distributions, including special distributions, will be reviewed at a minimum on a quarterly basis after an evaluation of the Mall's performance and the Partnership's current and future cash needs. No assurances can be made regarding the size or continuance of future distributions.

Quarterly Cash Distributions Per Limited Partnership Unit


                              1996 (a)         1995 (a)
        First Quarter    $   62.50       $    62.50
        Second Quarter      608.75 (b)       281.00 (c)
        Third Quarter        62.50            62.50
        Fourth Quarter       62.50            62.50

        TOTAL            $  796.25       $   468.50

        (a) Distribution amounts are reflected in the period for which they are declared. The record date is the last day of each month of the respective quarter and the actual cash distributions are paid approximately 45 days after the record date.

        (b) Includes the $546.25 per Unit special cash distribution paid on April 4, 1996.

        (c) Includes the $218.50 per Unit special cash distribution paid on June 7, 1995.


Item 6.  Selected Financial Data

The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes appearing elsewhere in this Form 10-K.

  (in thousands except per Unit data)   As of and for the years ended
December 31,
                           1996      1995       1994       1993        1992
Total Rental and
  Percentage Rent
  Income               $  8,327   $  8,104   $  7,907   $  7,404    $  6,424
  Escalation Income       3,706      3,585      3,143      3,049       2,898
  Interest Income           341        406        265         80          25
  Miscellaneous Income      170        113        150        210          73

  Total Income           12,543     12,209     11,465     10,743       9,420

  Net Income(Loss)        1,944      1,934        915       (658)       (372)
  Net Income(Loss)
    per Unit (a)         420.62     418.44     198.00    (142.30)     (80.40)
  Cash Distributions
    per Unit (a)(b)      796.25(c)  468.50(d)  187.50         --           --
Total Assets             53,306     55,367     55,625     56,458       49,689
Long-term Obligations    51,000     51,000     51,000     51,000       44,650

     (a)  There are 4,575 Units outstanding.
     (b) Distribution amounts are reflected in the period for which they are declared. Actual cash distributions are paid subsequent to such periods.
     (c)  Includes a $ 546.25 per Unit special distribution paid on April 4,
          1996.

     (d)  Includes a $ 218.50 per Unit special distribution paid on June 7,
          1995.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At December 31, 1996, the Partnership had cash and cash equivalents of $6,362,256, relatively unchanged in comparison to $6,254,501 at December 31, 1995. Restricted cash, which represents a loan reserve established under the terms of the Partnership's first mortgage loan, decreased from $2,100,000 at December 31, 1995 to $1,000,000 at December 31, 1996 due to the release to the Partnership of $1.1 million of the proceeds of its first mortgage loan which was withheld pending resolution of the Consolidated dispute (see "Ames Parcel and Consolidated Release Agreement" below). The remaining balance constitutes additional collateral which can be used for capital improvements and leasing commissions. Cash held in escrow totaled $535,313 at December 31, 1996 compared to $443,811 at December 31, 1995. The increase is primarily attributable to fundings made to the real estate tax and insurance escrows as specified under the terms of the Partnership's first mortgage loan exceeding payments made for real estate taxes and insurance premiums.

Accounts receivable increased from $638,436 at December 31, 1995 to $836,705 at December 31, 1996 primarily due to an increase in recoverable common area maintenance expenses and rent from temporary tenants.

Accrued interest receivable increased from $224,567 at December 31, 1995 to $346,091 at December 31, 1996 reflecting interest earned in 1996 on the loan reserve which is reflected as restricted cash on the Partnership's consolidated balance sheets at December 31, 1996 and 1995.

Note receivable decreased from $738,000 at December 31, 1995 to $0 at December 31, 1996 reflecting receipt from the Ames Trustee of payments on the Ames Bankruptcy Claim. Please refer to "Ames Parcel and Consolidated Release Agreement" below.

The increase in accounts payable and accrued expenses is attributable to the receipt from the Ames trustee of payment of that part of the Ames Bankruptcy Claim which is payable to Consolidated. Please refer to "Ames Parcel and Consolidated Release Agreement" below.

Accrued interest payable decreased from $340,425 at December 31, 1995 to $0 at December 31, 1996 due to the payment of debt service due in December 1996 prior to December 31, 1996. The debt service payment due on December 31, 1995 was paid on January 1, 1996.

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

As of December 31, 1996, these tenants occupied 11,150 square feet, or approximately 3% of the Mall's leasable area (exclusive of anchor tenants and office space). Pursuant to the provisions of the U.S. Federal Bankruptcy Code, these tenants may, with court approval, choose to reject or accept the terms of their leases. Should any of these tenants exercise the right to reject their leases, this could have an adverse impact on cash flow generated by the Mall and revenues received by the Partnership depending on the Partnership's ability to replace them with new tenants at comparable rents.

The Partnership intends to begin marketing the Mall for sale in 1997; however, it is not certain whether appropriate offers will be received. At such time as the Mall is sold and all obligations are fulfilled, the Partnership will wind up its affairs and be dissolved. The exact timing of these events is dependent on the success of the sale effort.

Ames Parcel and Consolidated Release Agreement
On April 26, 1990, Ames filed for bankruptcy protection under Chapter 11 of the Federal Bankruptcy Code. On December 18, 1992, the Bankruptcy Court confirmed the Plan pursuant to which Ames assumed its lease at the Mall. Land leased to Ames by the Owner Partnership, together with the building constructed thereon by Ames, secured a deed of trust held by Consolidated, as successor to Southwestern Life Insurance Company. By filing its bankruptcy petition, Ames was in default under the Consolidated deed of trust.

On July 14, 1994, the Partnership executed a Release Agreement with Consolidated (the "Release Agreement"). Pursuant to the terms of the Release Agreement, the Partnership paid Consolidated $2 million in return for the assignment of the deed of trust and related Ames promissory note, as well as Consolidated's claim in the Ames bankruptcy case relating to such promissory note. Consolidated's total claims, in the face amount of approximately $2.3 million, consist of the balances due on the Ames promissory note, totaling $1.7 million, and another promissory note. Pursuant to the Release Agreement, the Partnership is entitled to any recovery based on the Ames promissory note; Consolidated will receive any recovery on the other note. Various trusts were established through Ames' Plan of Reorganization by which different classes of claims were to be paid from different pools of monies. The Subsidiaries Trustee had filed an objection to the allowance of Consolidated's claim, including that portion attributable to the Ames promissory note. The Partnership pursued legal action in opposition to the objection. In mid-March 1996, the Trustee and the Partnership settled the Trustee's objection by reducing and allowing Consolidated's claim in the approximate amount of $2,050,000, of which approximately $1,530,142 is for amounts due under the Ames promissory note, and requiring Ames to make a payment of $10,000 to the Owner Partnership. An Agreed Order approving the settlement was entered by the Bankruptcy Court on May 1, 1996. Ames' $10,000 payment to the Owner Partnership was received on June 4, 1996. On August 7, 1996 and September 23, 1996, additional payments were received from Ames in the amounts of $887,520 and $111,938, respectively. At December 31, 1996, the total payments received from Ames were $1,009,458, of which $222,081 is payable to Consolidated and is reflected in accounts payable and accrued expenses on the Partnership's balance sheet. It is uncertain at this time if there will be any additional payments to the Owner Partnership.

The Partnership's mortgage lender withheld certain of the proceeds of the first mortgage loan until the Partnership resolved the Consolidated dispute. These funds, which totaled $1.1 million, were released to the Partnership in December 1996 following the extinguishment of the first mortgage secured by the Ames parcel.

Leasehold Purchase
On November 8, 1996, the Owner Partnership purchased for $975,000 the leasehold interest in a vacant, free-standing building and the underlying land located adjacent to the J.C. Penney anchor tenant at the Mall from J.C. Penney Company, Inc. The acquisition of the leasehold interest in this parcel allows for expansion of the center or the addition of parking.

Cash Distributions
A regular cash distribution for the fourth quarter of 1996, in the amount of $62.50 per Unit, was paid on February 10, 1997. The level, timing, and amount of future distributions will be reviewed on a quarterly basis after an evaluation of the Mall's performance and the Partnership's current and future cash needs.

On February 16, 1996, based upon, among other things, the advice of legal counsel, the General Partner adopted a resolution that states, among other things, if a Change of Control (as defined below) occurs, the General Partner may distribute the Partnership's cash balances not required for its ordinary course day-to-day operations. "Change of Control" means any purchase or offer to purchase more than 10% of the Units that is not approved in advance by the General Partner. In determining the amount of the distribution, the General Partner may take into account all material factors. In addition, the Partnership will not be obligated to make any distribution to any partner and no partner will be entitled to receive any distribution until the General Partner has declared the distribution and established a record date and distribution date for the distribution.


Results of Operations

1996 versus 1995
Net cash flow from operating activities totaled $3,596,613 in 1996, relatively unchanged in comparison to $3,732,467 in 1995. For the year ended December 31, 1996, the Partnership recognized net income of $1,943,774, also relatively unchanged in comparison to $1,933,722 for the year ended December 31, 1995.

Rental income increased from $6,894,097 for the year ended
December 31, 1995 to $7,306,819 for the year ended December 31, 1996 primarily due to higher base rent billings resulting from a lease amendment with anchor tenant Value City, whereby Value City's base rent payments are increased and percentage rent payments are decreased, and the addition of new tenants during 1996.

Percentage rental income decreased from $1,209,752 for the year ended December 31, 1995 to $1,019,783 for the year ended December 31, 1996 primarily due to the lease amendment with anchor tenant Value City mentioned above.

Interest income decreased from $406,292 for the year ended
December 31, 1995 to $340,504 for the year ended December 31, 1996 primarily due to a decrease in cash balances maintained by the Partnership as well as lower interest rates.

Property operating expenses increased from $3,160,271 at December 31, 1995 to $3,502,731 at December 31, 1996 primarily due to higher costs for snow removal and roof repairs and to increased bad debt expense related to the tenants that have filed for bankruptcy protection.

Total Mall tenant sales (exclusive of anchor tenants) were $74,747,000 for the year ended December 31, 1996, improved from $70,794,000 for the year ended December 31, 1995. Sales for tenants (exclusive of anchor tenants) which operated at the Mall for each of the last two years were $66,048,000 and $66,171,000 for the years ended December 31, 1996 and 1995, respectively. As of December 31, 1996, the Mall was 92.6% occupied, excluding anchor tenants and office space, compared to 94.1% at December 31, 1995.


1995 versus 1994
Net cash flow from operating activities totaled $3,732,467 in 1995 compared to $2,092,835 in 1994. The increase is primarily due to higher net income and increases in accounts payable and amounts due to affiliates partially offset by a decrease in accrued interest payable. Cash outflows from investing activities totaled $757,229 in 1995 and $1,990,343 in 1994. The decrease in cash outflows from investing activities for 1995 was due to the payment made pursuant to the Release Agreement in 1994.

For the year ended December 31, 1995, the Partnership recognized net income of $1,933,722 compared to $915,010 during 1994. The increase in net income was primarily attributable to increases in rental, escalation and interest income.

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

Total Mall tenant sales (exclusive of anchor tenants) were $70,794,000 for the year ended December 31, 1995, improved from $63,766,000 for the year ended December 31, 1994. Sales for tenants (exclusive of anchor tenants) which operated at the Mall for each of the last two years were $66,171,000 and $59,691,000, respectively. As of December 31, 1995, the Mall was 94.1% occupied, excluding anchor tenants and office space, compared to 94.2% at December 31, 1994.



Property Appraisal
The appraised fair market value of the Mall at January 1, 1996 and 1997, as determined by Cushman & Wakefield, Inc., an independent third party appraisal firm, was $81,000,000. Limited Partners should note that appraisals are only estimates of current value and actual values realizable upon sale may be significantly different. A significant factor in establishing an appraised value is the actual selling price for properties which the appraiser believes are comparable. Because of the nature of the Partnership's property and the limited market for such property, there can be no assurance that the other properties reviewed by the appraiser are comparable. Additionally, the low level of liquidity as a result of the current restrictive capital environment has had the effect of limiting the number of transactions in real estate markets and the availability of financing to potential purchasers, which may have a negative impact on the value of an asset. Further, the appraised value does not reflect the actual costs which could be incurred in selling the property. As a result of these factors and the illiquid nature of an investment in Units of the Partnership, the variation between the appraised value of the Partnership's property and the price at which Units of the Partnership could be sold is likely to be significant. Fiduciaries of Limited Partners which are subject to ERISA or other provisions of law requiring valuation of Units should consider all relevant factors, including, but not limited to the net asset value per Unit, in determining the fair market value of the investment in the Partnership for such purposes.


Item 8.  Financial Statements and Supplementary Data

See Item 14(a) for a listing of the Consolidated Financial Statements and Supplementary data in this report.


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

The executive officers and directors of the General Partner as of December 31, 1996 are as follows:

     Name               Age       Office
     Paul L. Abbott     51        Director, Chief Executive Officer,
                                  Chief Operating Officer
     Robert J. Hellman  42        President
     Joan Berkowitz     37        Vice President
     Elizabeth I. Rubin 30        Vice President, Chief Financial Officer

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

Joan B. Berkowitz is a Vice President of Lehman Brothers, responsible for investment management for retail, commercial and residential real estate within the Diversified Asset Group. Ms. Berkowitz joined Lehman Brothers in May 1986 as an accountant in the Realty Investment Group. From October 1984 to May 1986, she was an Assistant Controller to the Patrician Group. From November 1983 to October 1984, she was employed by Diversified Holdings Corporation. From September 1981 to November 1983, she was employed by Deloitte Haskins & Sells. Ms. Berkowitz, a Certified Public Accountant, received a B.S. degree from Syracuse University in 1981.

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

(b) Security ownership of management

As of December 31, 1996, neither the General Partner, nor any executive officer or director thereof, was the beneficial owner of any Units.

(c) Changes in control

There were no changes in control during the year ended December 31, 1996.


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

Affiliates of the General Partner have been responsible for certain administrative functions of the Partnership. For amounts paid to such affiliates, see Note 6 of the Notes to the Consolidated Financial
Statements.

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



                               PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(i) Index to Consolidated Financial Statements
                                                               Page

     Independent Auditors' Report                               F-1

     Consolidated Balance Sheets at
       December 31, 1996 and 1995                               F-2

     Consolidated Statements of Operations for
       the years ended December 31, 1996, 1995 and 1994         F-3

     Consolidated Statements of Partners' Capital
       (Deficit) for the years ended
       December 31, 1996, 1995 and 1994                         F-3

     Consolidated Statements of Cash Flows for the
       years ended December 31, 1996, 1995 and 1994             F-4

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

99 Limited Appraisal of Real Property for Eastpoint Mall as of January 1, 1997, as prepared by Cushman & Wakefield, Inc.

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of 1996.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  March 27, 1997
                         EASTPOINT MALL LIMITED PARTNERSHIP

                         BY:    Eastern Avenue, Inc.
                                General Partner






                         BY:        /s/ Paul L. Abbott
                         Name:          Paul L. Abbott
                         Title:         Director, Chief Executive Officer and
                                        Chief Operating Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



                         EASTERN AVENUE INC.
                         General Partner





Date:  March 27, 1997
                         BY:     /s/ Paul L. Abbott
                                     Paul L. Abbott
                                     Director,
                                     Chief Executive Officer and
                                     Chief Operating Officer





Date:  March 27, 1997
                         BY:     /s/ Robert J. Hellman
                                     Robert J. Hellman
                                     President





Date:  March 27, 1997
                         BY:     /s/ Joan Berkowitz
                                     Joan Berkowitz
                                     Vice President





Date:  March 27, 1997
                         BY:     /s/ Elizabeth Rubin
                                     Elizabeth Rubin
                                     Vice President & Chief Financial Officer


                       Independent Auditors' Report

The Partners
Eastpoint Mall Limited Partnership

We have audited the consolidated financial statements of Eastpoint Mall Limited Partnership (a Delaware limited partnership) and consolidated partnership as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eastpoint Mall Limited Partnership and consolidated partnership as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended
December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                          KPMG PEAT MARWICK  LLP

Boston, Massachusetts
March 21, 1997




Consolidated Balance Sheets               At December 31,       At December 31,
                                                    1996                  1995
Assets
Real estate, at cost (notes 2, 3 and 5):
 Land                                      $   4,409,980         $   4,166,230
 Building                                     43,972,310            43,241,060
 Improvements                                  7,286,406             7,050,087
                                              55,668,696            54,457,377
 Less accumulated depreciation
   and amortization                          (13,529,644)          (11,738,595)
                                              42,139,052            42,718,782
Cash and cash equivalents                      6,362,256             6,254,501
Restricted cash (note 5)                       1,000,000             2,100,000
Cash-held in escrow (note 5)                     535,313               443,811
Accounts receivable, net of allowance
 of $125,805 in 1996 and $80,405 in 1995         836,705               638,436
Accrued interest receivable (note 5)             346,091               224,567
Deferred rent receivable                         343,990               356,656
Note receivable (note 3)                              --               738,000
Deferred charges, net of accumulated
 amortization of $622,906 in 1996
 and $423,597 in 1995                          1,353,384             1,510,981
Prepaid expenses                                 389,559               381,278
  Total Assets                              $ 53,306,350          $ 55,367,012
Liabilities, Minority Interest and
  Partners' Capital
Liabilities:
 Accounts payable and accrued expenses      $    417,511          $    212,779
 Mortgage loan payable (note 5)               51,000,000            51,000,000
 Accrued interest payable                             --               340,425
 Due to affiliates (notes 6 and 7)                    --                 2,226
 Security deposits payable                        46,819                46,819
 Deferred income                                 424,580               415,081
 Distribution payable                            288,826               288,826
  Total Liabilities                           52,177,736            52,306,156
Minority interest                               (541,161)             (344,786)
Partners' Capital (Deficit) (note 4):
 General Partner                                 (97,569)              (80,211)
 Limited Partners (4,575 limited partnership
   units authorized, issued and outstanding)   1,767,344             3,485,853
  Total Partners' Capital                      1,669,775             3,405,642
  Total Liabilities, Minority Interest
     and Partners' Capital                  $ 53,306,350          $ 55,367,012

Consolidated Statements of Operations
For the years ended December 31,             1996           1995           1994
Income
Rental income (note 3)               $  7,306,819   $  6,894,097   $  6,724,625
Percentage rental income                1,019,783      1,209,752      1,182,148
Escalation income (note 3)              3,706,381      3,585,193      3,143,108
Interest income                           340,504        406,292        265,117
Miscellaneous income                      169,512        113,374        149,837
  Total Income                         12,542,999     12,208,708     11,464,835
Expenses
Interest expense                        4,059,600      4,071,472      4,090,017
Property operating expenses             3,502,731      3,160,271      3,305,981
Settlement costs (note 3)                      --         78,000        371,500
Depreciation and amortization           2,032,858      2,001,526      1,904,981
Real estate taxes                         596,769        576,674        563,423
General and administrative                210,244        186,504        207,040
  Total Expenses                       10,402,202     10,074,447     10,442,942
Income before minority interest         2,140,797      2,134,261      1,021,893
Minority interest                        (197,023)      (200,539)      (106,883)
  Net Income                         $  1,943,774   $  1,933,722   $    915,010
Net Income Allocated:
To the General Partner               $     19,438   $     19,337   $      9,150
To the Limited Partners                 1,924,336      1,914,385        905,860
                                     $  1,943,774   $  1,933,722   $    915,010
Per limited partnership unit
(4,575 outstanding)                     $  420.62      $  418.44      $  198.00



Consolidated Statements of Partners' Capital (Deficit)
For the years ended December 31, 1996, 1995 and 1994

                                        General         Limited
                                        Partner        Partners         Total
Balance at December 31, 1993        $   (78,385)   $  3,666,812  $  3,588,427
Net income                                9,150         905,860       915,010
Distributions                            (8,664)       (857,814)     (866,478)
Balance at December 31, 1994            (77,899)      3,714,858     3,636,959
Net income                               19,337       1,914,385     1,933,722
Distributions                           (21,649)     (2,143,390)   (2,165,039)
Balance at December 31, 1995            (80,211)      3,485,853     3,405,642
Net income                               19,438       1,924,336     1,943,774
Distributions                           (36,796)     (3,642,845)   (3,679,641)
Balance at December 31, 1996        $   (97,569)   $  1,767,344  $  1,669,775


Consolidated Statements of Cash Flows
For the years ended December 31,               1996          1995         1994
Cash Flows From Operating Activities:
Net income                             $  1,943,774  $  1,933,722  $   915,010
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
   Minority interest                        197,023       200,539      106,883
   Depreciation and amortization          2,032,858     2,001,526    1,904,981
   Settlement costs                              --        78,000      371,500
 Increase (decrease) in cash arising
 from changes in operating assets
 and liabilities:
  Cash-held in escrow                       (91,502)      (72,818)     (75,070)
  Accounts receivable                      (198,269)      (88,894)    (119,708)
  Accrued interest receivable              (121,524)     (134,370)     (90,197)
  Deferred rent receivable                   12,666       (98,755)    (131,105)
  Deferred charges                          (41,712)      (38,256)     (30,413)
  Prepaid expenses                           (8,281)      (37,762)     (49,515)
  Accounts payable and accrued expenses     204,732         3,245     (834,877)
  Accrued interest payable                 (340,425)           --      340,425
  Due to affiliates                          (2,226)        2,035     (237,716)
  Security deposits payable                      --       (12,837)       9,788
  Deferred income                             9,499        (2,908)      12,849
Net cash provided by operating
  activities                              3,596,613     3,732,467    2,092,835
Cash Flows From Investing Activities:
Additions to real estate                 (1,253,819)     (757,229)    (802,843)
Proceeds from note receivable               738,000            --           --
Purchase of note receivable                      --            --   (1,187,500)
Net cash used for investing activities     (515,819)     (757,229)  (1,990,343)
Cash Flows From Financing Activities:
Release of restricted cash                1,100,000            --           --
Deferred charges                                 --            --     (530,552)
Distributions paid                       (3,679,641)   (2,165,039)    (577,652)
Distributions paid-minority interest       (393,398)     (216,745)     (57,831)
Net cash used for financing activities   (2,973,039)   (2,381,784)  (1,166,035)
Net increase (decrease) in cash and
  cash equivalents                          107,755       593,454   (1,063,543)
Cash and cash equivalents,
  beginning of period                     6,254,501     5,661,047    6,724,590
Cash and cash equivalents,
  end of period                        $  6,362,256  $  6,254,501  $ 5,661,047
Supplemental Disclosure of
  Cash Flow Information:
Cash paid during the
  period for interest                  $  4,400,025  $  4,071,472  $ 3,749,592

Notes to the Consolidated Financial Statements
December 31, 1996, 1995 and 1994

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

On February 16, 1996, based upon, among other things, the advice of legal counsel, the General Partner adopted a resolution that states, among other things, if a Change of Control (as defined below) occurs, the General Partner may distribute the Partnership's cash balances not required for its ordinary course day-to-day operations. "Change of Control" means any purchase or offer to purchase more than 10% of the Units that is not approved in advance by the General Partner. In determining the amount of the distribution, the General Partner may take into account all material factors. In addition, the Partnership will not be obligated to make any distribution to any partner and no partner will be entitled to receive any distribution until the General Partner has declared the distribution and established a record date and distribution date for the distribution.

2.  Summary of Significant Accounting Policies

Basis of Accounting
The consolidated financial statements of the Partnership have been prepared on the accrual basis of accounting and include the accounts of the Partnership and Eastpoint Partners L.P. All significant intercompany accounts and transactions have been eliminated.

Real Estate
Real estate investments, which consist of land, building and improvements, are recorded at cost less accumulated depreciation and amortization. Cost includes the initial purchase price of the property plus closing costs, acquisition and legal fees and capital improvements, including capitalized interest. Depreciation of the building is computed using the straight-line method based on an estimated useful life of 40 years. Depreciation of improvements is computed using the straight-line method over estimated useful lives of 7 to 12 years.

Accounting for Impairment
In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121"), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. FAS 121 also addresses the accounting for long- lived assets that are expected to be disposed of. The Partnership adopted FAS 121 in the fourth quarter of 1995.

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

Deferred Charges
Deferred charges are amortized using the straight-line method over the following periods:

                                                  Period
 Fee for negotiating the acquisition of the
   ownership of the Mall                          12 to 40 years
 Financing fees                                   10 years

Fees paid in connection with the acquisition of the property have been included in the purchase price of the property. Accordingly, such fees have been allocated to the basis of the land, building and improvements and are being depreciated over the estimated useful lives of the depreciable assets. Leasing commissions are amortized using the straight-line method over 7 years which approximates the average life of the leases.

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

Distributions of operating cash flow, as defined in the Partnership Agreement, is payable on a quarterly basis to registered Unit Holders on record dates established by the Partnership, which generally fall 45 days after quarter end.

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

Reclassifications
Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

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

The Mall currently has gross leasable space totaling 864,993 square feet. Of this leasable space, 637,582 is owned by the Owner Partnership and 227,411 square feet of the gross leasable space is owned by the tenants who have leased portions of land pursuant to ground leases with the Owner Partnership. Upon expiration of such ground leases, ownership of the buildings thereon will revert to the Owner Partnership.

J.C. Penney leases a parcel of land pursuant to a ground lease on which it constructed the largest of the Mall's anchor stores containing approximately 151,629 square feet of the gross leasable area. The initial term of the J.C. Penney ground lease expires on August 31, 2001.

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

On November 8, 1996, the Owner Partnership purchased for $975,000 the leasehold interest in a vacant, free-standing building and the underlying land located adjacent to the J.C. Penney anchor tenant store at the Mall from J.C. Penney Company, Inc.

The following is a schedule of the remaining minimum lease payments as called for under the lease agreements:

                    Year                   Amount
                    1997             $  6,397,641
                    1998                5,912,917
                    1999                5,551,453
                    2000                5,044,574
                    2001                4,285,557
                    Thereafter         12,252,077
                                     $ 39,444,219

In addition to the minimum lease amounts, the leases provide for percentage rents, and escalation charges to tenants for common area maintenance and real estate taxes. For the years ended December 31, 1996, 1995 and 1994, temporary tenant income amounted to $397,921, $302,815 and $296,938, respectively, and are included in rental income.

For the year ended December 31, 1995, one tenant accounted for approximately 10% of the Partnership's rental and percentage rental income. No single tenant accounted for 10% or more of such income for the years ended December 31, 1996 and 1994.

On April 26, 1990, Ames Department Stores, Inc. ("Ames") filed for bankruptcy protection under Chapter 11 of the Federal Bankruptcy Code. Land leased to Ames by the Owner Partnership together with the building constructed thereon by Ames secured a first priority deed of trust held by Consolidated Fidelity Life Insurance Company ("Consolidated") as successor to Southwestern Life Insurance Company. By filing its bankruptcy petition, Ames was in default under the Consolidated priority deed of trust. On December 18, 1992, the Bankruptcy Court confirmed a Plan of Reorganization for Ames (the "Plan") and the Plan was subsequently consummated. Pursuant to the Plan, Ames assumed the lease of its store at the Mall and continues its operations there.

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

The delivery to the Partnership by Consolidated of the new Notice of Default constituted a technical default under the new first mortgage loan of the Partnership with the REMIC Lender (note 5). However, the REMIC Lender was aware of the Consolidated claim at the time the new first mortgage loan was closed, and the REMIC Lender held certain proceeds of the new first mortgage loan in escrow until such time as the Partnership resolved the Consolidated dispute and provided a release of Consolidated's outstanding deed of trust on the Ames parcel.

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

In mid-March 1996, the Trustee and the Partnership settled the Trustee's objection by reducing and allowing Consolidated's claim in the approximate amount of $2,050,000 (the "Claim"), of which approximately $1,530,142 is for amounts due under the Ames promissory note, and requiring Ames to make a payment of $10,000 to the Owner Partnership. An Agreed Order approving the settlement was entered by the Bankruptcy Court on May 1, 1996. Ames' $10,000 payment to the Owner Partnership was received on June 4, 1996. On August 7, 1996, and September 23, 1996, payments on the Claim were received by the Owner Partnership from Ames in the amounts of $887,520 and $111,938, respectively. At December 31, 1996, the total payments received from Ames were $1,009,458, of which approximately $222,000, is payable to Consolidated and is reflected in accounts payable and accrued expenses on the Partnership's Consolidated Balance Sheet. It is uncertain at this time if there will be any additional payments made to the Owner Partnership.

On August 21, 1996, the Owner Partnership retired the Ames promissory note secured by the Deed of Trust.

The following is a schedule of the remaining minimum lease payments as called for under the ground lease agreements:

                    Year               Amount
                    1997         $    205,500
                    1998              205,500
                    1999              254,083
                    2000              258,500
                    2001              258,500
                    Thereafter        621,083
                                  $ 1,803,166

The appraised fair market value of Eastpoint Mall at January 1, 1997 and 1996, as determined by an independent third party appraisal firm, was $81,000,000.

4.  Partnership Agreement
The Partnership has a 90.9% interest in the operating income, profits and cash distributions, and a 99% interest in the operating losses of the Owner Partnership. The limited partnership agreement provides that all operating income, losses, profits, and cash distributions are allocated 1% to the General Partner and 99% to the Limited Partners. The proceeds of sale and interim capital transactions will be distributed 100% to the Partnership (100% to the limited partners) until the Limited Partners have received distributions equal to a return of their original capital contribution plus a 10% cumulative return on capital ("Preferred Return"). Thereafter, any remaining proceeds will be allocated 86% to the Partnership (1% to the General Partner and 99% to the Limited Partners). As of December 31, 1996, the Limited Partners have not received distributions in excess of their Preferred Return and original capital contributions.

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

5.  Mortgage Loan Payable
In December 1993, the Partnership obtained new first mortgage financing from CBA Conduit, Inc., an entity which placed the new mortgage into a pool of other mortgages to be held by a Real Estate Mortgage Investment Conduit (the "REMIC Lender"). The total amount of the new first mortgage is $51,000,000 which requires monthly interest payments at a rate of 8.01% per annum for the first five years and, thereafter, at a rate equal to 2.8% above the current yield on five-year Treasury Notes. The mortgage loan matures on December 22, 2003, at which time the entire outstanding principal balance is due. After repayment of the Partnership's former first mortgage loan from Kemper Investors Life Insurance Company and the establishment of certain loan reserves and payment of expenses, approximately $3,000,000 of the proceeds were available to the Partnership for tenant improvements, leasing commissions, capital improvements and costs attributable to leasing and re-leasing. Escrow accounts were also established for the collection of real estate taxes and various insurance expenses. They are currently presented on the consolidated balance sheets as cash-held in escrow.

Certain proceeds of the new first mortgage loan were placed into a restricted cash account to be funded to the Partnership at such time as the Partnership obtains a release of the first mortgage outstanding to Consolidated Fidelity Life Insurance Company on the parcel of real estate currently occupied by Ames. On December 16, 1996, $1,100,000 was released to the Partnership following the completion of certain administrative procedures required by the first mortgage lender.

Additionally, $1,000,000 of the loan proceeds has been placed into the restricted cash account which constitutes additional collateral for the new first mortgage and can be used by the Partnership for leasing expenses and capital improvements. The loan is secured by a first mortgage and an assignment of leases on Eastpoint Mall. Accrued interest receivable at December 31, 1996 and 1995 represents interest income on the restricted cash balance.

Based on the borrowing rates currently available to the Partnership for mortgage loans with similar terms and average maturities, the fair value of long-term debt approximates its carrying value as of the balance sheet date.

6. Transactions with Related Parties
CPR Realty Brokerage, Inc. ("CPR, Inc.") formerly Shearson Realty Brokerage, Inc. was paid $510,000 in 1994 in conjunction with the Partnership's refinancing.

The General Partner was reimbursed $99,007 during 1994 from the Partnership and $138,900 from the Owner Partnership, for professional fees paid at inception of the Partnership.

Under the terms of the Partnership Agreement, the General Partner and its affiliates are entitled to be reimbursed for out-of- pocket expenses. For the years ended December 31, 1996, 1995 and 1994, out-of-pocket expenses were $5,048, $5,064, and $2,740, respectively. At December 31, 1996 and 1995, $0 and $2,226, respectively, remained unpaid.

Cash and Cash Equivalents
Certain cash and cash equivalents were on deposit with an affiliate of the General Partner during a portion of 1996 and all of 1995. As of December 31, 1996, no cash and cash equivalents were on deposit with an affiliate of the General Partner or the Partnership.

7. Management Agreement
On November 29, 1985, the Partnership entered into an agreement with Shopco Management Corporation, an affiliate of SFN Limited Partnership, for the management of the property. The agreement, which expired on December 31, 1990, provided for an annual fee equal to 3.0% of the gross rents collected from the Mall, as defined, payable monthly. The Partnership and Shopco Management Corporation agreed to the terms of the new management agreement effective January 1, 1991 through December 31, 1993, which included an increase in the annual fee to 4.5% of gross rents collected from the Mall. The new management agreement which expired on December 31, 1993 is automatically renewed for successive periods of one year. The management agreement has been renewed through December 31, 1997. For the years ended December 31, 1996, 1995 and 1994, management fee expense amounted to $368,435, $349,166 and $389,631, respectively.

8.  Distributions to Limited Partners
In 1996, 1995 and 1994, distributions to Limited Partners totaled $3,642,845, ($796.25 per limited partnership unit), $2,143,390, ($468.50 per limited partnership unit), and $857,814 ($187.50 per limited partnership unit), respectively.


9. Reconciliation of Consolidated Financial Statement Net Income and Partners' Capital to Federal Income Tax Basis Net Income and Partners' Capital (Deficit)

Reconciliations of consolidated financial statement net income and partners' capital to federal income tax basis net income and partners' capital (deficit) at December 31, follow:

                                             1996          1995          1994
Financial statement net income       $  1,943,774  $  1,933,722   $   915,010
Tax basis recognition of deferred
 charges over financial statement
 recognition of deferred charges          (37,875)      (37,875)      (46,334)
Tax basis recognition of deferred income
 over (under) financial statement
 recognition of deferred income             2,821      (115,321)     (119,650)
Tax basis depreciation over financial
 statement depreciation                  (472,137)     (456,095)     (522,536)
Financial statement basis recognition
 of Settlement cost over
 (under) tax basis                        (44,883)       70,902       337,695
 Federal income tax basis
  net income                         $  1,391,700  $  1,395,333   $   564,185

                                             1996          1995          1994
Financial statement basis
  partners' capital                  $  1,669,775  $  3,405,642   $ 3,636,959
Current year financial
  statement net income over
  federal income tax basis
  net income                             (552,074)     (538,389)     (350,825)
Cumulative federal income tax
  basis net income (loss) over
  cumulative financial statement
  net income (loss)                    (3,472,588)   (2,934,199)   (2,583,374)
 Federal income tax basis partners'
   capital (deficit)                 $ (2,354,887) $    (66,946)  $   702,760

Because many types of transactions are susceptible to varying interpretations under Federal and State income tax laws and regulations, the amounts reported above may be subject to change at a later date upon final determination by the respective taxing authorities.


Schedule II Valuation and Qualifying Accounts

                                  Balance at   Charged to            Balance at
                                   Beginning    Costs and                End of
                                   of Period     Expenses  Deductions    Period
Allowance for doubtful accounts:
Year ended December 31, 1994:     $  308,828    $ 129,193   $ 143,962 $ 294,059
Year ended December 31, 1995:        294,059       19,852     233,506    80,405
Year ended December 31, 1996:     $   80,405    $ 146,652   $ 101,252 $ 125,805



Schedule III - Real Estate and Accumulated Depreciation
December 31, 1996

                                       Eastpoint
Description:                     Shopping Center                   Total

Location                    Baltimore County, MD                      na
Construction date                      1956-1981                      na
Acquisition date                        11-29-85                      na
Life on which depreciation
 in latest income statements
 is computed                 Building - 40 years                      na
                       Improvements - 7-12 years                      na
Encumbrances                        $ 51,000,000            $ 51,000,000
Initial cost to Partnership: (A)
     Land                           $  3,497,465            $  3,497,465
     Building and
     improvements                   $ 26,254,002            $ 26,254,002
Costs capitalized
subsequent to acquisition:
     Land, building
     and improvements               $ 25,917,229            $ 25,917,229
Gross amount at which
carried at close of period: (B)
     Land                           $  4,409,980            $  4,409,980
     Building and
     improvements                     51,258,716              51,258,716
                                    $ 55,668,696            $ 55,668,696

Accumulated depreciation            $ 13,529,644            $ 13,529,644

(A) The initial cost of the Partnership represents the original purchase price of the property.

(B) For Federal income tax purposes, the cost basis for the land, building and improvements at December 31, 1996 is $51,772,419.

A reconciliation of the carrying amount of real estate and accumulated depreciation for the years ended December 31, 1996, 1995, and 1994 follows:

                                            1996          1995          1994
Real estate investments:
Beginning of year                   $ 54,457,377  $ 53,761,925  $ 52,996,871
Additions                              1,253,819       757,229       802,843
Dispositions                             (42,500)      (61,777)      (37,789)
End of year                         $ 55,668,696  $ 54,457,377  $  53,761,925

Accumulated depreciation:
Beginning of year                   $ 11,738,595  $  9,997,420  $   8,335,792
Depreciation expense                   1,833,549     1,802,952      1,699,417
Dispositions                             (42,500)      (61,777)       (37,789)
End of year                         $ 13,529,644  $ 11,738,595  $   9,997,420