Form 10-Q
period 1997-03-31
EASTPOINT MALL LTD PARTNERSHIP
filed 1997-05-15
CIK 772074

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
     X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 1997

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
                                        Yes    X    No ____


Consolidated Balance Sheets            At March 31,          At December31,
                                              1997                    1996
Assets
Property held for disposition         $ 42,258,690           $          --
Real estate, at cost:
 Land                                           --               4,409,980
 Building                                       --              43,972,310
 Improvements                                   --               7,286,406
                                                --              55,668,696
Less accumulated depreciation
   and amortization                             --             (13,529,644)
                                                --              42,139,052
Cash and cash equivalents                7,051,221               6,362,256
Restricted cash                          1,360,319               1,346,091
Cash-held in escrow                        752,037                 535,313
Accounts receivable, net of allowance
  of $123,753 in 1997 and $125,805
  in 1996                                  714,123                 836,705
Deferred rent receivable                        --                 343,990
Deferred charges, net of
  accumulated amortization of $539,606
  in 1997 and $622,906 in 1996           1,120,602               1,353,384
Prepaid expenses                           224,238                 389,559
   Total Assets                       $ 53,481,230           $  53,306,350
Liabilities, Minority Interest
  and Partners' Capital
Liabilities:
 Accounts payable and accrued
   expenses                           $    415,327           $     417,511
 Mortgage loan payable                  51,000,000              51,000,000
 Due to affiliates                          17,000                      --
 Security deposits payable                  40,621                  46,819
 Deferred income                           396,688                 424,580
 Distribution payable                      288,826                 288,826
   Total Liabilities                    52,158,462              52,177,736
Minority interest                         (521,598)               (541,161)
Partners' Capital (Deficit):
 General Partner                           (95,823)                (97,569)
 Limited Partners (4,575 limited
   partnership units authorized,
   issued and outstanding)               1,940,189               1,767,344
   Total Partners' Capital               1,844,366               1,669,775
   Total Liabilities, Minority
     Interest and Partners' Capital   $ 53,481,230           $  53,306,350


Consolidated Statement of Partners' Capital (Deficit)
For the three months ended March 31, 1997
                                    General       Limited
                                    Partner      Partners        Total
Balance at December 31, 1996     $  (97,569)  $ 1,767,344  $ 1,669,775
Net income                            4,634       458,783      463,417
Distributions                        (2,888)     (285,938)    (288,826)
Balance at March 31, 1997        $  (95,823)  $ 1,940,189  $ 1,844,366

Consolidated Statements of Operations
For the three months ended March 31,             1997             1996
Income
Rental income                             $ 1,792,051      $ 1,651,037
Percentage rental income                      276,548          309,571
Escalation income                             896,738        1,018,162
Interest income                                82,835           90,977
Miscellaneous income                           36,091           42,291
    Total Income                            3,084,263        3,112,038
Expenses
Interest expense                            1,021,275        1,021,275
Property operating expenses                   817,458        1,040,861
Depreciation and amortization                 511,394          499,550
Real estate taxes                             154,248          149,201
General and administrative                     67,993           44,556
    Total Expenses                          2,572,368        2,755,443
Income before minority interest               511,895          356,595
Minority interest                             (48,478)         (30,752)
    Net Income                            $   463,417      $   325,843
Net Income Allocated:
To the General Partner                    $     4,634      $     3,258
To the Limited Partners                       458,783          322,585
                                          $   463,417      $   325,843
Per limited partnership unit
(4,575 outstanding)                         $  100.28         $  70.51

Consolidated Statements of Cash Flows
For the three months ended March 31,              1997              1996
Cash Flows From Operating Activities:
Net income                                 $   463,417       $   325,843
Adjustments to reconcile net
  income to net cash provided by
  operating activities:
    Minority interest                           48,478            30,752
    Depreciation and amortization              511,394           499,550
    Increase (decrease) in cash arising
    from changes in operating assets
    and liabilities:
      Restricted cash                          (14,228)          (17,123)
      Cash-held in escrow                     (216,724)         (232,851)
      Accounts receivable                      122,582             6,578
      Deferred rent receivable                     626            45,068
      Deferred charges                         (32,516)          (35,882)
      Prepaid expenses                         165,321           165,800
      Accounts payable and accrued expenses     (2,184)             (810)
      Due to affiliates                         17,000              (617)
      Security deposits payable                 (6,198)               --
      Deferred income                          (27,892)          (10,351)
Net cash provided by operating activities    1,029,076           775,957
Cash Flows From Investing Activities:
Additions to real estate                       (22,370)          (98,916)
Net cash used for investing activities         (22,370)          (98,916)
Cash Flows From Financing Activities:
Distributions paid                            (288,826)         (288,826)
Distributions paid-minority interest           (28,915)          (28,915)
Net cash used for financing activities        (317,741)         (317,741)
Net increase in cash and cash equivalents      688,965           359,300
Cash and cash equivalents,
  beginning of period                        6,362,256         6,254,501
Cash and cash equivalents,
  end of period                            $ 7,051,221       $ 6,613,801
Supplemental Disclosure of Cash
  Flow Information:
Cash paid during the period for interest   $ 1,021,275       $ 1,021,275

Supplemental Disclosure of Non-Cash Operating Activities:
In connection with the General Partner's intent to sell the Mall in 1997, deferred rent receivable and prepaid leasing commissions in the amounts of $343,364 and $214,547, respectively, were reclassified to Property held for disposition at March 31, 1997.


Notes to the Consolidated Financial Statements

The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's annual 1996 audited consolidated financial statements within Form 10-K.

The unaudited interim consolidated financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1997 and the results of operations and cash flows for the three months ended March 31, 1997 and 1996 and the statement of partner's capital (deficit) for the three months ended March 31, 1997. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

The following significant events have occurred subsequent to fiscal year 1996 which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5):

Effective as of January 1, 1997, the Partnership began reimbursing certain expenses incurred by Eastern Avenue, Inc. (the "General Partner") and its affiliates in servicing the Partnership to the extent permitted by the partnership agreement. In prior years, affiliates of the General Partner had voluntarily absorbed these expenses.

On April 9, 1997, Eastpoint Partners L.P. (the "Owner Partnership") received $476,010 from Ames Department Stores, Inc. in connection with the Compromise and Mutual Release Agreement executed with Consolidated Fidelity Life Insurance Company ("Consolidated") in July 1994. Of this amount, $104,722 is payable to Consolidated. It is uncertain at this time if there will be any additional payments made to the Owner Partnership.

The General Partner has taken preliminary steps in connection with marketing Eastpoint Mall (the "Mall") for sale and intends to sell the Mall in 1997. As a result, the Partnership's real estate assets, deferred rent receivable and prepaid leasing commissions were reclassified on the consolidated balance sheets at March 31, 1997 to "Property held for disposition." Accordingly, the Partnership suspended depreciation and amortization in accordance with the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."


Part 1. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At March 31, 1997, the Partnership had a cash balance of $7,051,221, compared to $6,362,256 at December 31, 1996. The increase is primarily due to cash provided by operating activities exceeding cash distributions paid during the first quarter of 1997 and additions to real estate. The Partnership maintains a restricted cash account representing a loan reserve of $1,000,000 as established under the terms of its first mortgage loan. This constitutes additional collateral which can be used for capital improvements and leasing commissions. Cash held in escrow totaled $752,037 at March 31, 1997 compared with $535,313 at December 31, 1996. The increase is primarily attributable to additional fundings made to the real estate tax and insurance escrows as specified under the terms of the Partnership's first mortgage loan.

Accounts receivable decreased from $836,705 at December 31, 1996 to $714,123 at March 31, 1997 which primarily reflects the receipt of percentage rent accrued at December 31, 1996 and a decrease in receivables for temporary tenants.

Prepaid expenses decreased from $389,559 at December 31, 1996 to $224,238 at March 31, 1997 primarily as a result of the recognition of insurance and real estate tax expense for the first quarter of 1997.

Due to affiliates increased from $0 at December 31, 1996 to $17,000 at March 31, 1997 due to a change in the billing method for reimbursable expenses incurred by an affiliate of the General Partner. Please refer to the Notes to the Consolidated Financial Statements.

As of the filing date of this report, the following current tenants at the Mall, or their parent corporations, have filed for protection under the U.S. Bankruptcy Code:

                                  Square Footage
                    Tenant                Leased
                    Marianne               3,750
                    Marianne Plus          3,000
                    Jeans West             2,400
                    Rave                   2,000

As of March 31, 1997, these tenants occupied 11,150 square feet, or approximately 3% of the Mall's leasable area (exclusive of anchor tenants and office space). Pursuant to the provisions of the U.S. Federal Bankruptcy Code, these tenants may, with court approval, choose to reject or accept the terms of their leases. Should any of these tenants exercise the right to reject their leases, this could have an adverse impact on cash flow generated by the Mall and revenues received by the Partnership depending on the Partnership's ability to replace them with new tenants at comparable rents.

The Partnership has taken preliminary steps in connection with marketing the Mall for sale and intends to sell the Mall in 1997; however, it is not certain whether acceptable offers will be received. As a result, the Partnership's real estate assets, deferred rent receivable and prepaid leasing commissions were reclassified on the consolidated balance sheets at March 31, 1997 to "Property held for disposition. " At such time as the Mall is sold and all obligations are fulfilled, the Partnership will wind up its affairs and be dissolved. The exact timing of these events is dependent on the success of the marketing effort.

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

On July 14, 1994, the Partnership executed a Release Agreement with Consolidated (the "Release Agreement"). Pursuant to the terms of the Release Agreement, the Partnership paid Consolidated $2 million in return for the assignment of the deed of trust and related Ames promissory note, as well as Consolidated's claim in the Ames bankruptcy case relating to such promissory note. Consolidated's total claims, in the face amount of approximately $2.3 million, consist of the balances due on the Ames promissory note, totaling $1.7 million, and another promissory note. Pursuant to the Release Agreement, the Partnership is entitled to any recovery based on the Ames promissory note; Consolidated will receive any recovery on the other note. Various trusts were established through Ames' Plan of Reorganization by which different classes of claims were to be paid from different pools of monies. The Subsidiaries Trustee had filed an objection to the allowance of Consolidated's claim, including that portion attributable to the Ames promissory note. The Partnership pursued legal action in opposition to the objection. In mid- March 1996, the Trustee and the Partnership settled the Trustee's objection by reducing and allowing Consolidated's claim in the approximate amount of $2,050,000, of which approximately $1,530,142 is for amounts due under the Ames promissory note, and requiring Ames to make a payment of $10,000 to the Owner Partnership. An Agreed Order approving the settlement was entered by the Bankruptcy Court on May 1, 1996. Ames' $10,000 payment to the Owner Partnership was received on June 4, 1996. On August 7, 1996 and September 23, 1996, additional payments were received from Ames in the amounts of $887,520 and $111,938, respectively. On April 9, 1997, the Owner Partnership received an additional $476,010 from Ames in connection with the Release Agreement. Of this amount, $104,722 is payable to Consolidated. At March 31, 1997, the total payments received from Ames were $1,009,458, of which $222,081 is payable to Consolidated and is reflected in accounts payable and accrued expenses on the Partnership's balance sheet. It is uncertain at this time if there will be any additional payments to the Owner Partnership.

Cash Distributions
A distribution for the first quarter of 1997, in the amount of $62.50 per Unit, will be paid on May 15, 1997. The level, timing, and amount of future distributions will be reviewed on a quarterly basis after an evaluation of the Mall's performance and the Partnership's current and future cash needs.

Results of Operations

For the three months ended March 31, 1997 and 1996 net cash flow from operating activities totaled $1,029,076 and $775,957, respectively. The increase reflects an increase in net income and a decrease in accounts receivable.

For the three months ended March 31, 1997, the Partnership recognized net income of $463,417 compared to $325,843 for the three months ended March 31, 1996. The increase in net income is primarily attributable to an increase in rental income and a decrease in property operating expenses, partially offset by a decrease in escalation income.

Rental income increased to $1,792,051 for the three months ended March 31, 1997 from $1,651,037 during the same period in 1996 reflecting higher base rent billings resulting from a lease amendment with anchor tenant Value City, whereby Value City's base rent payments are increased and percentage rent payments are decreased, and the addition of new tenants subsequent to March 31, 1996.

Escalation income represents the income received from Mall tenants for their proportionate share of common area maintenance and real estate tax expenses. Escalation income decreased for the three months ended March 31, 1997 compared to the same period in 1996 mainly due to a decrease in common area maintenance expenses which are charged back to tenants.

Property operating expenses decreased to $817,458 for the three months ended March 31, 1997 compared to $1,040,861 for the corresponding period in 1996. This decrease is the result of lower common area maintenance expenses, which are charged back to tenants, and a reduction in bad debt expense related to the tenants that have filed for bankruptcy protection.

General and administrative expenses for the three months ended March 31, 1997 were $67,993, compared to $44,556 for the same period in 1996. During the 1997 period, certain expenses incurred by the General Partner, its affiliates, and an unaffiliated third party service provider in servicing the Partnership, which were voluntarily absorbed by affiliates of the General Partner in prior periods, were reimbursed to the General Partner and its affiliates.

Total Mall tenant sales (exclusive of anchor tenants) were $10,048,000 for the two months ended February 28, 1997, compared to $9,332,000 for same period in 1996. Sales for tenants (exclusive of anchor tenants) which operated at the Mall for each of the last two years were $9,564,000 and $8,977,000, respectively. As of March 31, 1997, the Mall was 89% occupied, excluding anchor tenants and office space, compared to 93% at March 31, 1996.

Part II Other Information

Items 1-5      Not applicable.

Item 6  Exhibits and Reports on Form 8-K.

       (a)  Exhibits

        (27)  Financial Data Schedule

       (b) Reports on Form 8-K - No reports on Form 8-K were filed during the three months ended March 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              EASTPOINT MALL LIMITED PARTNERSHIP

                         BY:  EASTERN AVENUE INC.
                              General Partner



Date: May 9, 1997        BY: /s/ Paul L. Abbott
                                 Director, Chief Executive Officer
                                 and Chief Operating Officer



Date: May 9, 1997        BY: /s/ Robert J. Hellman
                                 President