Form 10-Q
period 1997-06-30
EASTPOINT MALL LTD PARTNERSHIP
filed 1997-08-14
CIK 772074

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
         X   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1997

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
                       Yes    X    No ____


Consolidated Balance Sheets             At June 30,      At December 31,
                                              1997                 1996
Assets
Property held for disposition        $  42,292,737        $          --
Real estate, at cost:
 Land                                           --            4,409,980
 Building                                       --           43,972,310
 Improvements                                   --            7,286,406
                                                --           55,668,696
Less accumulated depreciation
  and amortization                              --          (13,529,644)
                                                --           42,139,052
Cash and cash equivalents                7,603,326            6,362,256
Restricted cash                          1,380,126            1,346,091
Cash-held in escrow                        755,456              535,313
Accounts receivable, net of
  allowance of $179,288 in 1997
  and $125,805 in 1996                     856,314              836,705
Deferred rent receivable                        --              343,990
Deferred charges, net of
  accumulated amortization of $539,606
  in 1997 and $622,906 in 1996           1,120,602            1,353,384
Prepaid expenses                           268,272              389,559
   Total Assets                      $  54,276,833        $  53,306,350
Liabilities, Minority Interest
  and Partners' Capital
Liabilities:
 Accounts payable and
   accrued expenses                  $     185,407        $     417,511
 Mortgage loan payable                  51,000,000           51,000,000
 Due to affiliates                          18,500                   --
 Security deposits payable                  40,621               46,819
 Deferred income                           371,008              424,580
 Distribution payable                      288,826              288,826
 Other payable                             500,000                   --
   Total Liabilities                    52,404,362           52,177,736
Minority interest                         (423,420)            (541,161)
Partners' Capital (Deficit):
 General Partner                           (91,307)             (97,569)
 Limited Partners (4,575 limited
   partnership units authorized,
   issued and outstanding)               2,387,198            1,767,344
   Total Partners' Capital               2,295,891            1,669,775
   Total Liabilities, Minority
     Interest and Partners'
     Capital                         $  54,276,833        $  53,306,350


Consolidated Statement of Partners' Capital (Deficit)
For the six months ended June 30, 1997
                                        General        Limited
                                        Partner       Partners         Total
Balance at December 31, 1996         $  (97,569)  $  1,767,344  $  1,669,775
Net income                               12,038      1,191,730     1,203,768
Distributions                            (5,776)      (571,876)    (577,652)
Balance at June 30, 1997             $  (91,307)  $  2,387,198  $  2,295,891

Consolidated Statements of Operations
                           Three months ended June 30, Six months ended June 30,
                                  1997           1996         1997         1996
Income
Rental income              $ 1,820,919    $ 1,987,824  $ 3,612,970  $ 3,638,861
Percentage rent                279,195        148,085      555,743      457,656
Escalation income              890,496        861,217    1,787,234    1,879,379
Interest income                 99,494         79,029      182,329      170,006
Miscellaneous income           344,312         45,990      380,403       88,281
        Total Income         3,434,416      3,122,145    6,518,679    6,234,183
Expenses
Interest expense             1,021,275        995,775    2,042,550    2,017,050
Property operating expenses  1,313,418        886,973    2,130,876    1,927,834
Depreciation and amortization       --        502,947      511,394    1,002,497
Real estate taxes              154,248        144,136      308,496      293,337
General and administrative      78,031         69,558      146,024      114,114
        Total Expenses       2,566,972      2,599,389    5,139,340    5,354,832
Income before
  minority interest            867,444        522,756    1,379,339      879,351
Minority interest             (127,093)       (50,927)    (175,571)     (81,679)
        Net Income         $   740,351    $   471,829  $ 1,203,768  $   797,672
Net Income Allocated:
To the General Partner     $     7,404    $     4,718  $    12,038  $     7,977
To the Limited Partners        732,947        467,111    1,191,730      789,695
                           $   740,351    $   471,829  $ 1,203,768  $   797,672
Per limited partnership
 unit(4,575 outstanding)      $ 160.21       $ 102.10     $ 260.49     $ 172.61

Consolidated Statements of Cash Flows
For the six months ended June 30,                      1997               1996
Cash Flows From Operating Activities:
Net income                                    $   1,203,768      $     797,672
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Minority interest                                175,571             81,679
   Depreciation and amortization                    511,394          1,002,497
   Increase (decrease) in cash arising
   from changes in operating assets
   and liabilities:
     Restricted cash                                (34,035)           (58,065)
     Cash-held in escrow                           (220,143)          (470,766)
     Accounts receivable                            (19,609)          (229,519)
     Deferred rent receivable                           626             30,338
     Note receivable                                     --             10,000
     Deferred charges                               (32,516)           (39,882)
     Prepaid expenses                               121,287            326,287
     Accounts payable and accrued expenses         (232,104)             8,836
     Due to affiliates                               18,500             (2,226)
     Security deposits payable                       (6,198)                --
     Deferred income                                (53,572)            (4,142)
     Other payable                                  500,000                 --
Net cash provided by operating activities         1,932,969          1,452,709
Cash Flows From Investing Activities:
Additions to real estate                            (56,417)          (182,822)
Net cash used for investing activities              (56,417)          (182,822)
Cash Flows From Financing Activities:
Distributions paid                                 (577,652)        (3,101,989)
Distributions paid-minority interest                (57,830)          (335,568)
Net cash used for financing activities             (635,482)        (3,437,557)
Net increase (decrease) in cash
  and cash equivalents                            1,241,070         (2,167,670)
Cash and cash equivalents,
  beginning of period                             6,362,256          6,254,501
Cash and cash equivalents,
  end of period                               $   7,603,326      $   4,086,831
Supplemental Disclosure of Cash
  Flow Information:
Cash paid during the period for interest      $   2,042,550      $   2,017,050
Supplemental Disclosure of Non-Cash
  Operating Activities:
In connection with the General Partner's intent to sell the Mall in 1997, deferred rent receivable and prepaid leasing commissions in the amounts of $343,364 and $214,547, respectively, were reclassified to Property held for disposition.


Notes to the Consolidated Financial Statements

The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's annual 1996 audited consolidated financial statements within the Partnership's annual report on Form 10-K.

The unaudited interim consolidated financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1997 and the results of operations and cash flows for the six months ended June 30, 1997 and 1996 and the statement of partner's capital (deficit) for the six months ended June 30, 1997. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

The following significant events have occurred subsequent to fiscal year 1996, or the following material contingencies exist and require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5):

Effective as of January 1, 1997, the Partnership began reimbursing certain expenses incurred by Eastern Avenue, Inc. (the "General Partner") and its affiliates in servicing the Partnership to the extent permitted by the Partnership Agreement. In prior years, affiliates of the General Partner had voluntarily absorbed these expenses.

On April 9, 1997, Eastpoint Partners, L.P. (the "Owner Partnership") received $476,010 from Ames Department Stores, Inc. in connection with the Compromise and Mutual Release Agreement executed with Consolidated Fidelity Life Insurance Company ("Consolidated") in July 1994. As of April 10, 1997, the total payments received from Ames were $1,485,468, of which $324,602 was paid to Consolidated. It is uncertain, but unlikely, at this time if there will be any additional payments to the Owner Partnership.

An Agreement of Purchase and Sale (the "Agreement") dated as of July 31, 1997, was entered into among Shopco Advisory Corp., a New York corporation (the "Buyer"), and the Partnership and the General Partner; the Partnership and the General Partner collectively referred to as the "Sellers". The Buyer is an affiliate of Shopco Management Corp., which is the managing and leasing agent for the Mall (as defined below), and SFN Limited Partnership, the limited partner of the Owner Partnership.

The Partnership is the managing general partner of the Owner Partnership, which owns the entire fee interest in the real property known as Eastpoint Mall located in Baltimore County, Maryland (the "Mall"). The Sellers are the owners of an aggregate of 91 percent of the partnership interests in the Owner Partnership.

Based upon an agreed upon value of the Mall of $81,000,000, the Buyer, or its assignee(s), will prepay, purchase or defease the $51,000,000 principal amount of outstanding indebtedness secured by a first mortgage and will purchase the Seller's interest in the Owner Partnership for an aggregate purchase price of $26,851,000. Consummation of the proposed transaction is subject to the satisfaction of various conditions including completion of certain aspects of the Buyer's due diligence review and the approval of the transaction by a majority-in-interest of the Partnership's limited partners. There can be no assurances that the transaction can be closed as anticipated. Solicitation of the limited partners is expected to occur during the third quarter of 1997. At such time as the transaction is consummated and all obligations are fulfilled, the Partnership will wind up its affairs and be dissolved.

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

Part 1. Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

Liquidity and Capital Resources

On April 9, 1997, Eastpoint Partners, L.P. (the "Owner Partnership") received $476,010 from Ames Department Stores, Inc. in connection with the Compromise and Mutual Release Agreement executed with Consolidated Fidelity Life Insurance Company ("Consolidated") in July 1994. As of April 10, 1997, the total payments received from Ames were $1,485,468, of which $324,602 was paid to Consolidated. It is uncertain, but unlikely, at this time if there will be any additional payments to the Owner Partnership.

Subsequent Event
An Agreement of Purchase and Sale (the "Agreement") dated as of July 31, 1997, was entered into among Shopco Advisory Corp., a New York corporation (the "Buyer"), and the Partnership and the General Partner; the Partnership and the General Partner collectively referred to as the "Sellers". The Buyer is an affiliate of Shopco Management Corp., which is the managing and leasing agent for the Mall (as defined below), and SFN Limited Partnership, the limited partner of the Owner Partnership.

The Partnership is the managing general partner of the Owner Partnership, which owns the entire fee interest in the real property known as Eastpoint Mall located in Baltimore County, Maryland (the "Mall"). The Sellers are the owners of an aggregate of 91 percent of the partnership interests in the Owner Partnership.

Based upon an agreed upon value of the Mall of $81,000,000, the Buyer, or its assignee(s), will prepay, purchase or defease the $51,000,000 principal amount of outstanding indebtedness secured by a first mortgage and will purchase the Seller's interest in the Owner Partnership for an aggregate purchase price of $26,851,000. Consummation of the proposed transaction is subject to the satisfaction of various conditions including completion of certain aspects of the Buyer's due diligence review and the approval of the transaction by a majority-in-interest of the Partnership's limited partners. There can be no assurances that the transaction can be closed as anticipated. Solicitation of the limited partners is expected to occur during the third quarter of 1997. At such time as the transaction is consummated and all obligations are fulfilled, the Partnership will wind up its affairs and be dissolved.

At June 30, 1997, the Partnership had a cash balance of $7,603,326, compared to $6,362,256 at December 31, 1996. The increase is primarily due to cash provided by operating activities exceeding cash distributions paid during the first half of 1997 and additions to real estate. The Partnership maintains a restricted cash account representing a loan reserve of $1,000,000, plus interest earned, as established under the terms of its first mortgage loan. This constitutes additional collateral which can be used for capital improvements and leasing commissions. Cash held in escrow totaled $755,456 at June 30, 1997 compared with $535,313 at December 31, 1996. The increase is primarily attributable to additional fundings made to the real estate tax and insurance escrows as specified under the terms of the Partnership's first mortgage loan.

In connection with efforts taken to market the Mall for sale, the Partnership's real estate assets, deferred rent receivable and prepaid leasing commissions were reclassified on the consolidated balance sheets at March 31, 1997 to "Property held for disposition."

Deferred charges decreased from $1,353,384 at December 31, 1996 to $1,120,602 at June 30, 1997 primarily resulting from the reclassification of $214,547 in prepaid leasing commissions, which are included in deferred charges, at March 31, 1997 to "Property held for disposition."

Prepaid expenses decreased from $389,559 at December 31, 1996 to $268,272 at June 30, 1997 primarily as a result of the recognition of real estate tax expense for the first half of 1997, partially offset by payment of the insurance premium.

Accounts payable and accrued expenses decreased from $417,511 at December 31, 1996 to $185,407 at June 30, 1997, primarily due to the payment by the Owner Partnership of amounts due to Consolidated pursuant to the Release Agreement as explained and defined below.

Due to affiliates increased from $0 at December 31, 1996 to $18,500 at June 30, 1997 due to a change in the billing method for reimbursable expenses incurred by an affiliate of the General Partner. Please refer to the Notes to the Consolidated Financial Statements.

As of the filing date of this report, the following current tenants at the Mall, or their parent corporations, have filed for protection under the U.S. Bankruptcy Code:

                                  Square Footage
                    Tenant                Leased
                    Marianne               3,750
                    Marianne Plus          3,000
                    Jeans West             2,400
                    Rave                   2,000
                    County Seat            3,500

As of June 30, 1997, these tenants occupied 14,650 square feet, or approximately 5% of the Mall's leasable area (exclusive of anchor tenants and office space). Pursuant to the provisions of the U.S. Federal Bankruptcy Code, these tenants, with the exception of Jeans West, which signed a new lease subsequent to its bankruptcy filing, may, with court approval, choose to reject or accept the terms of their leases. Should any of these tenants exercise the right to reject their leases, this could have an adverse impact on cash flow generated by the Mall and revenues received by the Partnership depending on the Partnership's ability to replace them with new tenants at comparable rents.

Ames Parcel and Consolidated Release Agreement
On April 26, 1990, Ames Department Stores, Inc. ("Ames") filed for bankruptcy protection under Chapter 11 of the Federal Bankruptcy Code. On December 18, 1992, the Bankruptcy Court confirmed the Plan pursuant to which Ames assumed its lease at the Mall. Land leased to Ames by the Owner Partnership, together with the building constructed thereon by Ames, secured a deed of trust held by Consolidated, as successor to Southwestern Life Insurance Company. By filing its bankruptcy petition, Ames was in default under the Consolidated deed of trust.

On July 14, 1994, the Partnership executed a Release Agreement with Consolidated (the "Release Agreement"). Pursuant to the terms of the Release Agreement, the Partnership paid Consolidated $2 million in return for the assignment of the deed of trust and related Ames promissory note, as well as Consolidated's claim in the Ames bankruptcy case relating to such promissory note. Consolidated's total claims, in the face amount of approximately $2.3 million, consist of the balances due on the Ames promissory note, totaling $1.7 million, and another promissory note. Pursuant to the Release Agreement, the Partnership is entitled to any recovery based on the Ames promissory note; Consolidated will receive any recovery on the other note. Various trusts were established through Ames' Plan of Reorganization by which different classes of claims were to be paid from different pools of monies. The Subsidiaries Trustee had filed an objection to the allowance of Consolidated's claim, including that portion attributable to the Ames promissory note. The Partnership pursued legal action in opposition to the objection. In mid-March 1996, the Trustee and the Partnership settled the Trustee's objection by reducing and allowing Consolidated's claim in the approximate amount of $2,050,000, of which approximately $1,530,142 is for amounts due under the Ames promissory note, and requiring Ames to make a payment of $10,000 to the Owner Partnership. An Agreed Order approving the settlement was entered by the Bankruptcy Court on May 1, 1996. Ames' $10,000 payment to the Owner Partnership was received on June 4, 1996.
On August 7, 1996 and September 23, 1996, additional payments were received from Ames in the amounts of $887,520 and $111,938, respectively. On April 9, 1997, the Owner Partnership received an additional $476,010 from Ames in connection with the Release Agreement. As of April 10, 1997, the total payments received from Ames were $1,485,468, of which $324,602 was paid to Consolidated. It is uncertain, but unlikely, at this time if there will be any additional payments to the Owner Partnership.


Cash Distributions
A distribution for the second quarter of 1997, in the amount of $62.50 per Unit, will be paid on August 15, 1997. The level, timing, and amount of future distributions will be reviewed on a quarterly basis after an evaluation of the Mall's performance and the Partnership's current and future cash needs.

Results of Operations

For the six months ended June 30, 1997 and 1996 net cash flow from operating activities totaled $1,932,969 and $1,452,709, respectively. The increase primarily reflects an increase in net income.

For the three and six months ended June 30, 1997, the Partnership recognized net income of $740,351 and $1,203,768, respectively, compared to $471,829 and $797,672 for the same periods in 1996. The increase in net income is primarily due to an increase in miscellaneous income and a decrease in depreciation and amortization due to the reclassification to Property held for disposition, offset by an increase in property operating expenses.

For the three and six months ended June 30, 1997, percentage rent totaled $279,195 and $555,743, respectively, compared with $148,085 and $457,656 during the corresponding periods in 1996.
The increase is attributable to an increase in amounts billed to tenants for percentage rent.

Miscellaneous income increased to $344,312 and $380,403 for the three and six months ended June 30, 1997 from $45,990 and $88,281 during the same periods in 1996. The increase reflects additional amounts received by the Partnership pursuant to the Release Agreement explained above.

Property operating expenses increased to $1,313,418 and $2,130,876 for the three and six months ended June 30, 1997 compared to $886,973 and $1,927,834 for the corresponding periods in 1996. The increases for both periods are the result of the accrual of personal property taxes, offset by lower common area maintenance expenses, which are charged back to tenants, and a reduction in bad debt expense related to the tenants that have filed for bankruptcy protection.

In accordance with the Partnership's efforts to market and sell the Mall explained under "Liquidity and Capital Resources," the Partnership suspended depreciation and amortization in accordance with the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." As a result, depreciation and amortization decreased for the three and six months ended
June 30, 1997 in comparison the same periods in 1996.

General and administrative expenses for the three and six months ended June 30, 1997 were $78,031 and $146,024, respectively, compared to $69,558 and $114,114 for the same periods in 1996. During the 1997 periods, certain expenses incurred by the General Partner, its affiliates, and an unaffiliated third party service provider in servicing the Partnership, which were voluntarily absorbed by affiliates of the General Partner in prior periods, were reimbursed to the General Partner and its affiliates.

Total Mall tenant sales (exclusive of anchor tenants) were $24,550,000 for the five months ended May 31, 1997, compared to $24,546,000 for same period in 1996. Sales for tenants (exclusive of anchor tenants) which operated at the Mall for each of the last two years were $23,207,000 and $23,185,000, respectively. As of June 30, 1997, the Mall was 89% occupied, excluding anchor tenants and office space, compared to 93% at June 30, 1996.


Part II Other Information

Items 1-4      Not applicable.

Item 5 Other Events. An Agreement of Purchase and Sale dated as of July 31, 1997, was entered into among Shopco, the Partnership and the General Partner to sell the Partnership's and General Partner's interest in the Owner Partnership. Reference is made to the discussion contained in Part 1, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources. Subsequent Event"

Item 6  Exhibits and Reports on Form 8-K.

        (a)  Exhibits

          (27)  Financial Data Schedule

       (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         EASTPOINT MALL LIMITED PARTNERSHIP

                         BY:  EASTERN AVENUE INC.
                              General Partner



Date: August 14, 1997    BY:  /s/ Paul L. Abbott
                                  Director, Chief Executive Officer
                                  and Chief Operating Officer



Date: August 14, 1997    BY:  /s/ Robert J. Hellman
                                  President