Form 10-Q
period 1997-09-30
EASTPOINT MALL LTD PARTNERSHIP
filed 1997-11-14
CIK 772074

United States Securities and Exchange Commission
                     Washington, D.C. 20549

                            FORM 10-Q

(Mark One)
         X   Quarterly Report Pursuant to Section 13 or
             15(d) of the Securities Exchange Act of 1934

        For the Quarterly Period Ended September 30, 1997

                                or

             Transition Report Pursuant to Section 13
             or 15(d) of the Securities Exchange Act of 1934

        For the transition period from ______  to ______


                 Commission File Number: 0-16024


               EASTPOINT MALL LIMITED PARTNERSHIP
      Exact Name of Registrant as Specified in its Charter


        Delaware
State or Other Jurisdiction of                13-3314601
Incorporation or Organization      I.R.S. Employer Identification No.


3 World Financial Center, 29th Floor,
New York, NY    Attn: Andre Anderson          10285-2900
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




Consolidated Balance Sheets                 At September 30,    At December 31,
                                                       1997               1996
Assets
Property held for disposition                  $ 41,985,737      $           _
Real estate, at cost:
 Land                                                     _          4,409,980
 Building                                                 _         43,972,310
 Improvements                                             _          7,286,406
                                                          _         55,668,696
Less accumulated depreciation and amortization            _        (13,529,644)
                                                          _         42,139,052
Cash and cash equivalents                         8,170,202          6,362,256
Restricted cash                                   1,399,541          1,346,091
Cash-held in escrow                                 360,829            535,313
Accounts receivable, net of allowance
  of $193,274 in 1997 and $125,805 in 1996        1,031,844            836,705
Deferred rent receivable                                  _            343,990
Deferred charges, net of accumulated
 amortization of $539,606 in 1997 and
 $622,906 in 1996                                 1,120,602          1,353,384
Prepaid expenses and other assets                   846,415            389,559
   Total Assets                                $ 54,915,170       $ 53,306,350

Liabilities, Minority Interest and
 Partners' Capital
Liabilities:
 Accounts payable and accrued expenses         $    229,559       $    417,511
 Mortgage loan payable                           51,000,000         51,000,000
 Due to affiliates                                   26,000                  _
 Security deposits payable                           35,382             46,819
 Deferred income                                    518,550            424,580
 Distribution payable                               288,826            288,826
 Other payable                                      500,000                  _
   Total Liabilities                             52,598,317         52,177,736
Minority interest                                  (376,345)          (541,161)
Partners' Capital (Deficit):
 General Partner                                    (87,334)           (97,569)
 Limited Partners (4,575 limited partnership
  units authorized, issued and outstanding)       2,780,532          1,767,344
   Total Partners' Capital                        2,693,198          1,669,775
   Total Liabilities, Minority Interest and
    Partners' Capital                          $ 54,915,170       $ 53,306,350



Consolidated Statement of Partners' Capital (Deficit)
For the nine months ended September 30, 1997
                                            General       Limited
                                            Partner      Partners        Total
Balance at December 31, 1996              $ (97,569)  $ 1,767,344  $ 1,669,775
Net income                                   18,899     1,871,002    1,889,901
Distributions                                (8,664)     (857,814)    (866,478)
Balance at September 30, 1997             $ (87,334)  $ 2,780,532  $ 2,693,198




Consolidated Statements of Operations

                              Three months ended         Nine months ended
                                 September 30,              September30,
                               1997         1996         1997         1996
Income
Rental income              $ 1,846,755  $ 1,905,019  $ 5,459,725   $ 5,543,880
Percentage rent                277,950      216,860      833,693       674,516
Escalation income            1,028,007      905,850    2,815,241     2,785,229
Interest income                 96,563       74,082      278,892       244,088
Miscellaneous income            20,825       34,137      401,228       122,418
        Total Income         3,270,100    3,135,948    9,788,779     9,370,131
Expenses
Interest expense             1,021,275    1,021,275    3,063,825     3,038,325
Property operating expenses    886,089      962,605    3,016,965     2,890,439
Depreciation and amortization  307,000      505,216      818,394     1,507,713
Real estate taxes              176,373      152,982      484,869       446,319
General and administrative     117,240       50,176      263,264       164,290
        Total Expenses       2,507,977    2,692,254    7,647,317     8,047,086
Income before minority
 interest                      762,123      443,694    2,141,462     1,323,045
Minority interest              (75,990)     (41,783)    (251,561)     (123,462)
        Net Income          $  686,133  $   401,911  $ 1,889,901   $ 1,199,583
Net Income Allocated:
To the General Partner      $    6,861  $     4,019  $    18,899   $    11,996
To the Limited Partners        679,272      397,892    1,871,002     1,187,587
                            $  686,133  $   401,911  $ 1,889,901   $ 1,199,583
Per limited partnership unit
(4,575 outstanding)            $148.47       $86.97      $408.96       $259.58




Consolidated Statements of Cash Flows
For the nine months ended September 30,                    1997           1996
Cash Flows From Operating Activities:
Net income                                          $ 1,889,901    $ 1,199,583
Adjustments to reconcile net income to net cash
provided by operating activities:
 Minority interest                                      251,561        123,462
 Depreciation and amortization                          818,394      1,507,713
 Increase (decrease) in cash arising from changes in
 operating assets and liabilities:
   Restricted cash                                      (53,450)             _
   Cash-held in escrow                                  174,484        189,805
   Accounts receivable                                 (195,139)      (305,110)
   Accrued interest receivable                                _        (88,573)
   Deferred rent receivable                                 626         15,957
   Note receivable                                            _              _
   Deferred charges                                     (45,807)       (39,882)
   Prepaid expenses and other assets                   (456,856)      (146,100)
   Accounts payable and accrued expenses               (187,952)       197,007
   Due to affiliates                                     26,000          2,838
   Security deposits payable                            (11,437)             _
   Deferred income                                       93,970         76,885
   Other payable                                        500,000              _
Net cash provided by operating activities             2,804,295      2,733,585
Cash Flows From Investing Activities:
Proceeds from note receivable                                 _        738,000
Additions to real estate                                (43,126)      (255,588)
Net cash provided by (used for) for
 investing activities                                   (43,126)       482,412
Cash Flows From Financing Activities:
Distributions paid                                     (866,478)    (3,390,815)
Distributions paid-minority interest                    (86,745)      (364,483)
Net cash used for financing activities                 (953,223)    (3,755,298)
Net increase (decrease) in cash and
 cash equivalents                                     1,807,946       (539,301)
Cash and cash equivalents, beginning of period        6,362,256      6,254,501
Cash and cash equivalents, end of period            $ 8,170,202    $ 5,715,200
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest             $3,063,825    $ 3,038,325

Supplemental Disclosure of Non-Cash Operating Activities:
In connection with the General Partner's intent to sell the Mall in 1997, deferred rent receivable and prepaid leasing commissions in the amounts of $343,364 and $227,838, respectively, were reclassified to Property held for disposition.



Notes to the Consolidated Financial Statements

The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's annual 1996 audited consolidated financial statements within the Partnership's Annual
Report on Form 10-K.

The unaudited interim consolidated financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1997 and the results of operations and cash flows for the nine months ended September 30, 1997 and 1996 and the statement of partner's capital (deficit) for the nine months ended September 30, 1997. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

The following significant events have occurred subsequent to fiscal year 1996, or the following material contingencies exist and require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5):

Effective as of January 1, 1997, the Partnership began reimbursing certain expenses incurred by Eastern Avenue Inc. (the
"General Partner") and its affiliates in servicing the Partnership to the extent permitted by the Partnership Agreement.
In prior years, affiliates of the General Partner had voluntarily absorbed these expenses.

On April 9, 1997, Eastpoint Partners, L.P. (the "Owner Partnership") received $476,010 from Ames Department Stores, Inc. in connection with the Compromise and Mutual Release Agreement executed with Consolidated Fidelity Life Insurance Company ("Consolidated") in July 1994. As of April 10, 1997, the total payments received from Ames were $1,485,468, of which $324,602 was paid to Consolidated. It is uncertain, but unlikely, at this time, if there will be any additional payments to the Owner Partnership.

An Agreement of Purchase and Sale (the "Agreement") dated as of July 31, 1997, and an amendment thereto dated as of October 28, 1997, was entered into among Shopco Advisory Corp., a New York corporation (the "Buyer"), and the Partnership and the General Partner; the Partnership and the General Partner collectively referred to as the "Sellers". The Buyer is an affiliate of Shopco Management Corp., which is the managing and leasing agent for the Mall (as defined below), and SFN Limited Partnership, the limited partner of the Owner Partnership.

The Partnership is the managing general partner of the Owner Partnership, which owns the entire fee interest in the real property known as Eastpoint Mall located in Baltimore County, Maryland (the "Mall"). The Sellers are the owners of an aggregate of 91 percent of the partnership interests in the Owner Partnership.

Based upon an agreed upon value of the Mall of $81,000,000, the Buyer, or its assignee(s), will pay such amounts as are necessary to satisfy the $51,000,000 principal amount of outstanding indebtedness secured by a first mortgage on the Mall and will purchase the Partnership's interest in the Owner Partnership for a cash payment of $25,489,064. Consummation of the proposed transaction is subject to the satisfaction of various conditions including the approval of the transaction by a majority-in-interest of the Partnership's limited partners. A proxy solicitation requesting this approval was mailed to the Limited Partners on October 29, 1997, and a special meeting of the Limited Partners to vote on approval of the transaction will be held at the offices of the Partnership on November 28, 1997, at 9:00 am, New York time. There can be no assurances that the transaction will be approved or can be closed as anticipated.
At such time as the transaction is consummated and all Partnership obligations are fulfilled or provided for, the Partnership will wind up its affairs and be dissolved.

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



Part 1. Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

Liquidity and Capital Resources

On April 9, 1997, Eastpoint Partners, L.P. (the "Owner Partnership") received $476,010 from Ames Department Stores, Inc. in connection with the Compromise and Mutual Release Agreement executed with Consolidated Fidelity Life Insurance Company ("Consolidated") in July 1994. As of April 10, 1997, the total payments received from Ames were $1,485,468, of which $324,602 was paid to Consolidated. It is uncertain, but unlikely, at this time, if there will be any additional payments to the Owner Partnership.

An Agreement of Purchase and Sale (the "Agreement") dated as of July 31, 1997, and an amendment thereto dated as of October 28, 1997, was entered into among Shopco Advisory Corp., a New York corporation (the "Buyer"), and the Partnership and the General Partner (the Partnership and the General Partner collectively referred to as the "Sellers"). The Buyer is an affiliate of Shopco Management Corp., which is the managing and leasing agent for the Mall (as defined below), and SFN Limited Partnership, the limited partner of the Owner Partnership.

The Partnership is the managing general partner of the Owner Partnership, which owns the entire fee interest in the real property known as Eastpoint Mall located in Baltimore County, Maryland (the "Mall"). The Sellers are the owners of an aggregate of 91 percent of the partnership interests in the Owner Partnership.

Based upon an agreed upon value of the Mall of $81,000,000, the Buyer, or its assignee(s), will pay such amounts as are necessary to satisfy the $51,000,000 principal amount of outstanding indebtedness secured by a first mortgage on the Mall and will purchase the Partnership's interest in the Owner Partnership for a cash payment of $25,489,064. Consummation of the proposed transaction is subject to the satisfaction of various conditions including the approval of the transaction by a majority-in-interest of the Partnership's limited partners. A proxy solicitation requesting this approval was mailed to the Limited Partners on October 29, 1997, and a special meeting of the Limited Partners to vote on approval of the transaction will be held at the offices of the Partnership on November 28, 1997, at 9:00 am, New York time. There can be no assurances that the transaction will be approved or can be closed as anticipated. At such time as the transaction is consummated and all Partnership obligations are fulfilled or provided for, the Partnership will wind up its affairs and be dissolved.

At September 30, 1997, the Partnership had a cash balance of $8,170,202, compared to $6,362,256 at December 31, 1996. The increase is primarily due to cash provided by operating activities exceeding cash distributions paid during the first nine months of 1997 and additions to real estate. The Partnership maintains a restricted cash account representing a loan reserve of $1,000,000, plus interest earned, as established under the terms of its first mortgage loan. This constitutes additional collateral which can be used for capital improvements and leasing commissions. Cash held in escrow totaled $360,829 at September 30, 1997 compared with $535,313 at December 31, 1996. The decrease is primarily attributable to the payment of real estate taxes and insurance premiums exceeding escrow payments as specified under the terms of the Partnership's first mortgage loan.

In connection with efforts taken to market the Mall for sale, the Partnership's real estate assets and deferred rent receivable were reclassified on the consolidated balance sheets commencing
March 31, 1997 to "Property held for disposition."

Accounts receivable, net of allowance, totaled $1,031,844 at September 30, 1997 compared with $836,705 at December 31, 1996.
The increase primarily reflects an increase in percentage rent receivable from certain tenants at the Mall.

Deferred charges, net of accumulated amortization, decreased from $1,353,384 at December 31, 1996 to $1,120,602 at
September 30, 1997, primarily resulting from the reclassification of $214,547 in prepaid leasing commissions, which were included in deferred charges at December 31, 1996, to "Property held for disposition" commencing March 31, 1997.

Prepaid expenses and other assets increased from $389,559 at December 31, 1996 to $846,415 at September 30, 1997, primarily as a result of the payment of real estate taxes and insurance premiums.

Accounts payable and accrued expenses decreased from $417,511 at December 31, 1996 to $229,559 at September 30, 1997, primarily due to the payment by the Owner Partnership of amounts due to Consolidated pursuant to the Release Agreement as explained and defined below.

Due to affiliates increased from $0 at December 31, 1996 to $26,000 at September 30, 1997 due to a change in the billing method for reimbursable expenses incurred by an affiliate of the General Partner. Please refer to the Notes to the Consolidated Financial Statements.

Other payable totaled $500,000 at September 30, 1997 compared with $0 at December 31, 1996. The entire September 30, 1997 amount represents personal property tax liability relating to the Mall.

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

As of September 30, 1997, these tenants occupied 14,650 square feet, or approximately 5% of the Mall's leasable area (exclusive of anchor tenants and office space). Pursuant to the provisions of the U.S. Federal Bankruptcy Code, these tenants, with the exception of Jeans West, which signed a new lease subsequent to its bankruptcy filing, may, with court approval, choose to reject or accept the terms of their leases. Should any of these tenants exercise the right to reject their leases, this could have an adverse impact on cash flow generated by the Mall and revenues received by the Partnership depending on the Partnership's ability to replace them with new tenants at comparable rents.

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

On July 14, 1994, the Partnership executed a Release Agreement with Consolidated (the "Release Agreement"). Pursuant to the Release Agreement, Ames' paid $10,000 to the Owner Partnership on June 4, 1996. On August 7, 1996 and September 23, 1996, additional payments were received from Ames in the amounts of $887,520 and $111,938, respectively. On April 9, 1997, the Owner Partnership received an additional $476,010 from Ames in connection with the Release Agreement. As of April 10, 1997, the total payments received from Ames were $1,485,468, of which $324,602 was paid to Consolidated. It is uncertain, but unlikely, at this time, if there will be any additional payments to the Owner Partnership.

Cash Distributions
A distribution for the third quarter of 1997, in the amount of $62.50 per Unit, will be paid on November 14, 1997. The level, timing and amount of future distributions will be reviewed on a quarterly basis after an evaluation of the Mall's performance, the Partnership's current and future cash needs and the status of the Agreement. In the event that the pending sale of the Partnership's interest in the Owner Partnership is consummated, the General Partner anticipates paying a special cash distribution, representing the net proceeds from the sale plus a portion of the Partnership's cash reserves, shortly thereafter. The remaining Partnership cash reserves will be used first to pay or provide for payment of all liabilities and obligations of the Partnership through liquidation. The balance after payment of these items will be distributed to Limited Partners upon the liquidation of the Partnership.

Results of Operations

For the nine months ended September 30, 1997 and 1996, net cash flow from operating activities totaled $2,804,295 and $2,733,585, respectively. The increase primarily reflects an increase in net income.

For the three and nine months ended September 30, 1997, the Partnership recognized net income of $686,133 and $1,889,901, respectively, compared to $401,911 and $1,199,583 for the same periods in 1996. The increases in both periods are primarily due to a decrease in depreciation and amortization due to the reclassification of the Mall to Property held for disposition. Additionally, the increase for the nine-month period is due to higher miscellaneous income.

Rental income totaled $1,846,755 and $5,459,725 for the three and nine months ended September 30, 1997, compared with $1,905,019 and $5,543,880 for the corresponding periods in 1996. The slight decreases reflect lower average occupancy at the Mall as well as a reduction in income from temporary tenants.

Miscellaneous income totaled $20,825 and $401,228 for the three and nine months ended September 30, 1997, compared with $34,137 and $122,418 during the same periods in 1996. The increase for the nine-month period reflects additional amounts received by the Partnership pursuant to the Release Agreement explained above.

Property operating expenses totaled $886,089 and $3,016,965 for the three and nine months ended September 30, 1997, compared with $962,605 and $2,890,439 for the corresponding periods in 1996. The increase for the nine-month period is the result of the accrual of personal property taxes, offset by a reduction in bad debt expense related to the tenants that have filed for bankruptcy protection.

In accordance with the Partnership's efforts to market and sell the Mall explained under "Liquidity and Capital Resources," the Partnership suspended depreciation and amortization in accordance with the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." As a result, depreciation and amortization decreased for the three and nine months ended September 30, 1997 in comparison the same periods in 1996.

General and administrative expenses for the three and nine months ended September 30, 1997 were $117,240 and $263,264, respectively, compared to $50,176 and $164,290 for the same periods in 1996. During the 1997 periods, certain expenses incurred by the General Partner, its affiliates, and an unaffiliated third party service provider in servicing the Partnership, which were voluntarily absorbed by affiliates of the General Partner in prior periods, were reimbursed to the General Partner and its affiliates. The increase in general and administrative expenses also reflects increased legal expenses related to the Partnership's efforts to sell the Mall and its interest in the Owner Partnership.

Total Mall tenant sales (exclusive of anchor tenants) were $44,247,000 for the eight months ended August 31, 1997, compared to $45,566,000 for same period in 1996. Sales for tenants
(exclusive of anchor tenants) which operated at the Mall for each of the last two years were $40,920,000 and $42,875,000, respectively. As of September 30, 1997, the Mall was 90% occupied, excluding anchor tenants and office space, compared to 93% at September 30, 1996.




Part II Other Information

Item 4 On October 29, 1997, the Partnership issued a proxy statement to the Limited Partners soliciting approval of a proposal to sell the Partnership's interest in the Mall. Reference is made to the discussion "Proposed Sale of Mall" contained in Part 1, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." In conjunction with the solicitation, a special meeting of the Limited Partners is to be held on November 28, 1997 at which time Limited Partners holding a majority of the Units must approve the proposed transaction if it is to be consummated.

Item 6  Exhibits and Reports on Form 8-K.

        (a)  Exhibits

          (10.1) Agreement of Purchase and Sale of Partnership Interests in Eastpoint Partners, L.P., dated July 31, 1997, among Shopco Advisory Corp., Eastpoint Mall Limited Partnership and Eastern Avenue Inc.

          (10.2) Amendment to Agreement of Purchase and Sale of Partnership Interests in Eastpoint Partners, L.P. dated October 28, 1997 among Shopco Advisory Corp., Eastpoint Mall Limited Partnership and Eastern Avenue Inc. and Eastern Avenue Inc.

          (27)    Financial Data Schedule

        (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         EASTPOINT MALL LIMITED PARTNERSHIP

                         BY:  EASTERN AVENUE INC.
                              General Partner



Date: November 14, 1997  BY:  /s/ Robert J. Hellman
                              Robert J. Hellman
                              President



Date: November 14, 1997  BY:  /s/ Joan Berkowitz
                              Joan Berkowitz
                              Vice President & Chief Financial Officer