Form 10-K
period 1997-12-31
EASTPOINT MALL LTD PARTNERSHIP
filed 1998-03-31
CIK 772074

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Transition period from          to

                        Commission file number:  0-16024


                       EASTPOINT MALL LIMITED PARTNERSHIP
                       ----------------------------------
              Exact name of Registrant as specified in its charter


         Delaware                                          13-3314601
     ----------------                                 --------------------
State or other jurisdiction                  I.R.S. Employer Identification No.
of incorporation or organization

Attn: Andre Anderson
3 World Financial Center,
New York, New York  29th Floor                              10285-2900
------------------------------                              ----------
Address of principal executive offices                       Zip Code


Registrant's telephone number, including area code: (212) 526-3237

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:


                DEPOSITARY UNITS OF LIMITED PARTNERSHIP INTEREST
                            ------------------------
                                 Title of Class


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X      No
                                     ---        ---

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

Documents Incorporated by Reference: See Exhibit Index in Part IV to this Form 10-K.


                                     PART I

Item 1.  Business

(a) General Development of Business

Eastpoint Mall Limited Partnership (the "Partnership"), a Delaware limited partnership, was formed on June 26, 1985. The affairs of the Partnership are conducted by Eastern Avenue Inc. (the "General Partner," formerly Shearson Lehman Eastern Avenue Inc.), a Delaware corporation and affiliate of Lehman Brothers Inc. ("Lehman"). The Partnership was formed to acquire a general partnership interest in Bellwether Properties, L.P., a New York limited partnership, from Corporate Property Investors, the sole asset of which was Eastpoint Mall (the "Mall") located in Baltimore County, Maryland. Concurrent with the acquisition, Bellwether Properties, L.P. was reconstituted under the name of Eastpoint Partners L.P. (the "Owner Partnership"), and the Partnership became the managing general partner of the Owner Partnership. The Owner Partnership consisted of the Partnership, which held a 90.9% interest in the Owner Partnership, the General Partner, which held a .1% interest, and SFN Limited Partnership ("SFN"), a Maryland limited partnership and an affiliate of The Shopco Company which held a 9% interest(collectively, the "Owner Partners"). Shopco Management Corp., an affiliate of the Shopco Company, was retained by the Owner Partnership as managing and leasing agent for the Mall.

On November 22, 1985, the Partnership commenced investment operations with the acceptance of subscriptions of 4,575 limited partnership units, the maximum authorized by the limited partnership agreement ("Limited Partnership Agreement"). Upon the admittance of the additional limited partners (the "Limited Partners"), the initial limited partner withdrew from the Partnership.

On November 29, 1985, the Owner Partnership acquired the Mall by purchasing all of the general partnership interests in Bellwether Properties, L.P., for a purchase price of $28,634,598.

In December 1989, the Partnership obtained first mortgage financing (the "First Mortgage Note") in the maximum amount of $50,000,000 secured by the Mall to:
(i) repay the existing indebtedness of the Owner Partnership, (ii) make certain capital improvements to the Mall, including the construction of a Sears department store and the acquisition of the underlying real estate, the creation of additional Mall shops in the area previously occupied by Hutzler's, a former anchor tenant, and an overall renovation of the Mall, and (iii) make a cash distribution to each limited partner on February 1, 1990 of $2,500 for each $5,000 interest owned. The renovation of the Mall and construction of the Sears store were completed during 1991.

The First Mortgage Note was scheduled to mature on December 28, 1994. In December 1993, the Partnership obtained new first mortgage financing in the amount of $51,000,000 from CBA Associates, Inc., an entity which placed the new mortgage into a pool of mortgages to be held by a Real Estate Mortgage Investment Conduit (the "REMIC Lender"). For the terms of the financing, see
Note 5 to the Notes to the Consolidated Financial Statements.

On December 9, 1997, the Partnership sold its 90.9% general partnership interest in the Owner Partnership to Shopco 048 LLC and Eastpoint 048 LLC, the assignees of Shopco Advisory Corp. (the "Assignees"), both affiliates of Shopco Management Corp. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of the sale. The General Partner is currently in the process of winding up the affairs of the Partnership and it is anticipated that the Partnership will dissolve during the second quarter of 1998.

(b) Financial Information About Industry Segments

All of the Partnership's revenues, operating profit or loss and assets relate solely to its interest as the general partner of the Owner Partnership. All of the Owner Partnership's revenues, operating profit or losses and assets related solely to its ownership interest in and operation of the Mall.

(c) Narrative Description of Business

The Partnership's sole business is acting as the managing general partner of the Owner Partnership. The Owner Partnership's sole business was the ownership and operation of the Mall.

Employees
---------
The Partnership has no employees. The affairs of the Partnership are conducted by the General Partner. See Item 10 and Item 13 for a discussion of the management of the Partnership.


Item 2.  Properties

The Partnership completed a sale of its interest in the Mall on December 9, 1997. Accordingly, the Partnership had no properties as of December 31, 1997.


Item 3.  Legal Proceedings

The Registrant is not a party to any material pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

On October 29, 1997, the Partnership issued a proxy statement to the Limited Partners of the Partnership soliciting approval of a proposal to sell the Partnership's interest in the Mall. In conjunction with the solicitation, a special meeting of Limited Partners of the Partnership was held on November 28, 1997. At this special meeting, the Limited Partners holding a majority of the units of limited partnership interest in the Partnership voted on the approval of the sale by the Partnership of its 90.9% general partnership interest in the Owner Partnership, constituting all of the Partnership's ownership interest in Eastpoint Mall, to Shopco Advisory Corporation or its Assignees, and the subsequent liquidation and dissolution of the Partnership. Of the votes cast, there were 2,965,037 for the sale, 37 against, and 37 abstained. Reference is made to the discussion "Sale of the Mall" contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."


                               PART II

Item 5. Market for the Partnership's Limited Partnership Units and Related Security Holder Matters

(a) Market Price Information

There is no established trading market for the Units of the Partnership. The Partnership had 4,575 Units outstanding at December 31, 1997.

(b) Holders

There were 1,648 Limited Partners as of December 31, 1997.

(c) Distributions of Cash

Since inception, Limited Partners have received cumulative distributions of $13,092.02 per Unit.

For the year ended December 31, 1996 and the nine months ended September 30, 1997, the Partnership paid quarterly cash distributions of $62.50 per Unit per quarter. In addition, the Partnership paid a special cash distribution of $546.25 per Unit on April 4, 1996, representing excess cash reserves, and a special distribution of $6,750.00 on December 29, 1997, representing net proceeds from the sale of the Mall and excess cash reserves. The General Partner is in the process of winding-up the affairs of the Partnership and expects to dissolve the Partnership during 1998. Any cash remaining after payment of the Partnership's remaining liabilities and expenses will be distributed in accordance with the Partnership Agreement upon dissolution of the Partnership.

Quarterly Cash Distributions Per Limited Partnership Unit

                              1997 (a)              1996 (a)
                            --------               ------
        First Quarter      $   62.50              $ 62.50
        Second Quarter         62.50               608.75(b)
        Third Quarter          62.50                62.50
        Fourth Quarter      6,750.00 (c)            62.50
                            --------               ------
        TOTAL              $6,937.50              $796.25
                            ========               ======

        (a) Distribution amounts are reflected in the period for which they are declared. The record date is the last day of each month of the respective quarter and the actual cash distributions are paid approximately 45 days after the record date.

        (b) Includes the $546.25 per Unit special cash distribution paid on April 4, 1996.

        (c) Represents a special cash distribution of the net proceeds from the sale of the Mall and a portion of Partnership cash reserves.


Item 6.  Selected Financial Data

The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes appearing elsewhere in this Form 10-K.

(in thousands except per Unit data)
                                   As of and for the years ended December 31,
                                   1997     1996      1995     1994     1993
Total Rental and Percentage       ------   ------    ------   ------   ------
  Rent Income                    $ 7,591  $ 8,327   $ 8,104  $ 7,907  $ 7,404
Escalation Income                  3,360    3,706     3,585    3,143    3,049
Interest Income                      443      341       406      265       80
Miscellaneous Income                 505      170       113      150      210
                                  ------   ------    ------   ------   ------
Total Income                      11,900   12,543    12,209   11,465   10,743

Income From Operations             2,828    2,140     2,134    1,022     (663)
Gain on Sale of Property          30,966        -         -        -        -
Net Income (Loss)                 32,253    1,944     1,934      915     (658)
Income From Operations
  per Unit(a)                     561.33   420.62    418.44   198.00  (142.30)
Net Income (Loss) per Unit(a)   6,979.88   420.62    418.44   198.00  (142.30)
Cash Distributions
  per Unit(a)(b)                6,937.50(e)796.25(c) 468.50(d)187.50        -
Total Assets                       2,156   53,306    55,367   55,625   56,458
Long-term Obligations                  -   51,000    51,000   51,000   51,000

(a)  There are 4,575 Units outstanding.
(b) Distribution amounts are reflected in the period for which they are declared. Actual cash distributions are paid subsequent to such periods.
(c)  Includes a $546.25 per Unit special distribution paid on April 4, 1996.
(d)  Includes a $218.50 per Unit special distribution paid on June 7, 1995.
(e) Includes a special cash distribution of $6,750 per Unit, representing the net proceeds from the sale of the Mall and a portion of Partnership cash reserves.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

Sale of the Mall
----------------
An Agreement of Purchase and Sale (the "Agreement") dated as of July 31, 1997, and an amendment thereto dated as of October 28, 1997, was entered into among Shopco Advisory Corp., a New York corporation (the "Buyer"), and the Partnership and the General Partner (the Partnership and the General Partner collectively referred to as the "Sellers"). The Buyer is an affiliate of Shopco Management Corp., the managing and leasing agent for the Mall, and SFN Limited Partnership, the limited partner of the Owner Partnership. The sale was subject to the approval of a majority in interest of the Partnership' s Limited Partners, which approval was received at a special meeting of limited Partners on November 28, 1997, pursuant to a proxy solicitation issued October 29, 1997. On December 9, 1997, the sale was completed.

The purchase price was based, in part, on the fair market value of the Mall, which was $81,000,000 as determined by an independent appraiser, and an arm's-length negotiation between Shopco Advisory Corp. and the General Partner of the Partnership, on behalf of the Partnership. The Assignees assumed the $51,000,000 principal amount of the Owner Partnership's mortgage indebtedness on the Mall and paid the Partnership $25,489,064 in cash for its 90.9% general partnership interest in the Owner Partnership. At the closing, the Partnership's net proceeds from the sale, after closing adjustments and expenses relating to the sale, was $23,886,277. The Partnership also received approximately $1,500,000 in return of certain reserves and escrowed funds under the mortgage indebtedness on the Mall. In addition, the General Partner sold its .1% general partnership interest in the Owner Partnership for a purchase price of $1,362,761.

As a result of the sale of the Partnership's interest in the Mall, the following categories decreased to zero on the Partnership's consolidated balance sheet at December 31, 1997: real estate, restricted cash, cash held in escrow, accrued interest receivable, deferred rent receivable, deferred charges, prepaid expenses, mortgage loan payable, security deposits payable and deferred income. The Partnership had cash and cash equivalents of $1,815,888 at December 31, 1997, compared with $6,362,256, at December 31, 1996. The decrease was primarily due to the payment of a special cash distribution on December 29, 1997, which included Partnership cash reserves. Accounts receivable, net of allowance, totaled $81,301 at December 31, 1997, compared with $ 836,705 at December 31, 1996. The decrease primarily reflects lower percentage rents. Due from buyer totaled $258,883 at December 31, 1997, compared with $0 a year earlier. The 1997 balance represents amounts due to the Partnership from the buyer and primarily consists of percentage rents, an insurance refund and an additional settlement payment related to the Ames Bankruptcy (discussed below). Accounts payable and accrued expenses totaled $123,029 at December 31, 1997, compared with $417,511 a year earlier. The decrease is primarily due to the payment to Consolidated Fidelity Insurance Company ("Consolidated") related to the Ames Bankruptcy (discussed below) and the payment of operating expenses related to the Mall. Due to affiliates totaled $52,000 at December 31, 1997 compared with $0 at December 31, 1996. The 1997 amount represents amounts owed to the General Partner and its affiliates for providing administrative and accounting services to the Partnership.

Ames Parcel and Consolidated Release Agreement
----------------------------------------------
On April 26, 1990, Ames Department Stores, Inc. ("Ames") filed for bankruptcy protection under Chapter 11 of the Federal Bankruptcy Code. On December 18, 1992, the Bankruptcy Court confirmed the Plan pursuant to which Ames assumed its lease at the Mall. Land leased to Ames by the Owner Partnership, together with the building constructed thereon by Ames, secured a deed of trust held by Consolidated, as successor to Southwestern Life Insurance Company. By filing its bankruptcy petition, Ames was in default under the Consolidated deed of trust.

On July 14, 1994, the Partnership executed a Release Agreement (the "Release Agreement") with Consolidated. Pursuant to the terms of the Release Agreement, the Partnership paid Consolidated $2 million (of which $812,500 was expensed and $1,187,500 was recorded as a note receivable) in return for the assignment of the Deed of Trust and related Ames promissory note, as well as Consolidated's allowable claim in the Ames bankruptcy case relating to such promissory note. Consolidated's total allowable claims were approximately $2,050,000, consisting of the balances due on the Ames promissory note of approximately $1,530,000 and another promissory note. Pursuant to the Release Agreement, the Partnership was entitled to any recovery based on the Ames promissory note; Consolidated would receive any recovery on the other note. The carrying value of the note receivable was reduced to $738,000 at December 31, 1995. In 1996, the Partnership received $1,009,458. In 1997, the Partnership received an additional $476,010 and paid $324,602 to Consolidated. An additional $82,700 was received in 1998 of which $18,194 is payable to Consolidated. The Partnership recognized miscellaneous income of $438,000 in 1997 and $49,000 in 1996 for amounts received in excess of amounts paid to Consolidated and settlement costs previously expensed. It is uncertain, although unlikely, that there will be any additional payments to the Owner Partnership.

Results of Operations
---------------------

1997 versus 1996
----------------
For the years ended December 31, 1997 and 1996, net cash flow from operating activities totaled $4,048,441 and $3,596,613, respectively. The increase is primarily a result of the sale of the Partnership's interest in the Mall and the release of escrows for real estate taxes and insurance. Net income totaled $32,253,468 for the year ended December 31, 1997, compared with $1,943,774 in 1996. Net income for 1997 includes a $30,966,477 gain on the sale of the Partnership's interest in the Mall. Excluding this amount and the minority interest, the Partnership realized income from operations of $2,828,382 compared with $2,140,797 in 1996. The increase is primarily attributable to a decrease in depreciation expense as a result of reclassifying the Mall as property held for disposition on April 1, 1997.

Rental income totaled $7,006,129 for the year ended December 31, 1997, compared with $7,306,819 in 1996. Percentage rent totaled $585,175 for the year ended December 31, 1997 compared with $1,019,783 in 1996. Escalation income totaled $3,360,312 for the year ended December 31, 1997, compared with $3,706,381 in 1996 The decreases in all three categories are primarily due to the sale of the Partnership's interest in the Mall on December 9, 1997.

Interest income totaled $443,258 for the year ended December 31, 1997, compared with $340,504 in 1996. The increase is primarily due to the Partnership's higher average cash balance in 1997, particularly during December following the receipt of sale proceeds from the sale of the Partnership's interest in the Mall. Miscellaneous income totaled $505,005 for the year ended December 31, 1997, compared with $169,512 in 1996. The increase reflects additional amounts received by the Partnership pursuant to the Release Agreement.

Interest expense decreased from $4,059,600 for the year ended December 31, 1996 to $3,827,293 for the year ended December 31, 1997, primarily due to the sale of the Partnership's interest in the Mall. Property operating expenses totaled $3,621,289 for the year ended December 31, 1997 compared with $3,502,731 in 1996. The increase is primarily due to an accrual in 1997 for the payment of personal property taxes and adjustments to certain tenant billings. Depreciation and amortization totaled $616,597 for the year ended December 31, 1997 compared with $2,032,858 in 1996. In accordance with the Partnership's efforts to market and sell its interest in the Mall, the Partnership suspended depreciation and amortization on March 31, 1997 in accordance with the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

Real estate taxes totaled $657,716 for the year ended December 31, 1997 compared with $596,769 for the year ended December 31, 1996. The increase is primarily due to an increase in the tax rate. General and administrative expenses for the year ended December 31, 1997 were $348,602, compared to $210,244 for the 1996 period. During 1997, certain expenses incurred by the General Partner, its affiliates, and an unaffiliated third party service provider in servicing the Partnership, which were voluntarily absorbed by affiliates of the General Partner in prior periods, were reimbursed to the General Partner and its affiliates. The increase in general and administrative expenses also reflects increased legal expenses related to the Partnership's efforts to sell the Mall and its interest in the Owner Partnership.

Total Mall tenant sales (exclusive of anchor tenants) were $77,041,000 for the year ended December 31, 1997, compared with $75,419,000 for the year ended December 31, 1996. As of December 31, 1997, the Mall was 87.0% occupied, excluding anchor tenants and office space, compared to 92.6% at December 31, 1996.

1996 versus 1995
----------------
Net cash flow from operating activities totaled $3,596,613 in 1996, relatively unchanged in comparison to $3,732,467 in 1995. For the year ended December 31, 1996, the Partnership recognized net income of $1,943,774, also relatively unchanged in comparison to $1,933,722 for the year ended December 31, 1995.

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

Total Mall tenant sales (exclusive of anchor tenants) were $75,419,000 for the year ended December 31, 1996, compared with $70,794,000 for the year ended December 31, 1995. Sales for tenants (exclusive of anchor tenants) which operated at the Mall for each of the last two years were $66,048,000 and $66,171,000 for the years ended December 31, 1996 and 1995, respectively. As of December 31, 1996, the Mall was 92.6% occupied, excluding anchor tenants and office space, compared to 94.1% at December 31, 1995.


Item 8.  Financial Statements and Supplementary Data

See Item 14(a) for a listing of the Consolidated Financial Statements and Supplementary data in this report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                               PART III

Item 10.  Directors and Executive Officers of the Registrant

The General Partner is an affiliate of Lehman and has offices at the same location as the Partnership at 3 World Financial Center, 29th Floor, New York, NY, 10285-2900. All of the executive officers and directors of the General Partner are also officers and employees of Lehman.

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

The executive officers and directors of the General Partner as of December 31, 1997 are as follows:

     Name                         Office
     -----------------            ---------------
     Rocco F. Andriola            Director
     Robert J. Hellman            President and Director
     Joan B. Berkowitz            Vice President & Chief Financial Officer
     Robert J. Sternlieb          Vice President

Rocco F. Andriola, 39, is a Managing Director of Lehman Brothers in its Diversified Asset Group and has held such position since October 1996. Since joining Lehman in 1986, Mr. Andriola has been involved in a wide range of restructuring and asset management activities involving real estate and other direct investment transactions. From June 1991 through September 1996, Mr. Andriola held the position of Senior Vice President in Lehman's Diversified Asset Group. From June 1989 through May 1991, Mr. Andriola held the position of First Vice President in Lehman's Capital Preservation and Restructuring Group. From 1986 to 1989, Mr. Andriola served as a Vice President in the Corporate Transactions Group of Shearson Lehman Brothers' office of the general counsel. Prior to joining Lehman, Mr. Andriola practiced corporate and securities law at Donovan Leisure Newton & Irvine in New York. Mr. Andriola received a B.A. from Fordham University, a J.D. from New York University School of Law, and an LLM in Corporate Law from New York University's Graduate School of Law.

Robert J. Hellman, 43, is a Senior Vice President of Lehman Brothers and is responsible for investment management of retail, commercial and residential real estate. Since joining Lehman Brothers in 1983, Mr. Hellman has been involved in a wide range of activities involving real estate and direct investments including origination of new investment products, restructurings, asset management and the sale of commercial, retail and residential properties. Prior to joining Lehman Brothers, Mr. Hellman worked in strategic planning for Mobil Oil Corporation and was an associate with an international consulting firm. Mr. Hellman received a bachelor's degree from Cornell University, a master's degree from Columbia University, and a law degree from Fordham University.

Joan B. Berkowitz, 38, is a Vice President of Lehman Brothers, responsible for investment management of retail, commercial and residential real estate within the Diversified Asset Group. Ms. Berkowitz joined Lehman Brothers in May 1986 as an accountant in the Realty Investment Group. From October 1984 to May 1986, she was an Assistant Controller to the Patrician Group. From November 1983 to October 1984, she was employed by Diversified Holdings Corporation. From September 1981 to November 1983, she was employed by Deloitte Haskins & Sells. Ms. Berkowitz, a Certified Public Accountant, received a B.S. degree from Syracuse University in 1981.

Robert J. Sternlieb, 33, is an Assistant Vice President of Lehman Brothers and is responsible for asset management within the Diversified Asset Group. Mr. Sternlieb joined Lehman Brothers in April 1989 as an asset manager. From May 1986 to April 1989, he was a systems analyst at Drexel Burnham Lambert. Mr. Sternlieb received a B.S. degree in Finance from Lehigh University in 1986.


Item 11.  Executive Compensation

The directors and executive officers of the General Partner do not receive any salaries or other compensation from the Partnership. See Item 13 with respect to a description of certain transactions between the General Partner or its affiliates and the Partnership.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a) Security ownership of certain beneficial owners

The Partnership knows of no person who beneficially owns more than 5% of its Units.

(b) Security ownership of management

As of December 31, 1997, neither the General Partner, nor any executive officer or director thereof, was the beneficial owner of any Units.

(c) Changes in control

There were no changes in control during the year ended December 31, 1997.


Item 13.  Certain Relationships and Related Transactions

The Partnership has no directors or executive officers. Its affairs are managed by the General Partner, which receives 1% of the distributions of income, profits, cash distributions and losses of the 90.9% received by the Partnership from the Owner Partnership each year.

The Limited Partnership Agreement specifies the allocation of operating income, profits, losses and cash distributions. For a description of such terms, please refer to Note 4 to the Notes to the Consolidated Financial Statements of this report.

Affiliates of the General Partner have been responsible for certain administrative functions of the Partnership. Effective as of January 1, 1997, the Partnership began reimbursing certain expenses incurred by Eastern Avenue Inc. and its affiliates in servicing the Partnership to the extent permitted by the Limited Partnership Agreement. In prior years, affiliates of Eastern Avenue Inc. had voluntarily absorbed these expenses. For amounts paid to such affiliates, see Note 6 of the Notes to the Consolidated Financial Statements.


                               PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(i) Index to Consolidated Financial Statements
                                                                        Page

     Independent Auditors' Report                                       F-1

     Consolidated Balance Sheets at December 31, 1997 and 1996          F-2

     Consolidated Statements of Partners' Capital (Deficit)
     for the years ended December 31, 1997, 1996 and 1995               F-2

     Consolidated Statements of Operations for the years ended
     December 31, 1997, 1996 and 1995                                   F-3

     Consolidated Statements of Cash Flows for the years ended
     December 31, 1997, 1996 and 1995                                   F-4

     Notes to the Consolidated Financial Statements                     F-5

(a)(ii) Financial Statement Schedules

     Schedule II - Valuation and Qualifying Accounts                    F-10

     Schedule III  - Real Estate and Accumulated Depreciation           F-10

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

10.8 Compromise and Mutual Release Agreement dated as of July 14, 1994 by and between Eastpoint Partners, L.P. and Southwestern Life Insurance Company is hereby incorporated by reference to Exhibit 10.1 to the Partnership's report on Form 10-Q for the period ended June 30, 1994.

10.9 Agreement of Purchase and Sale of Partnership Interests in Eastpoint Partners, L.P., dated July 31, 1997, among Shopco Advisory Corp., Eastpoint Mall Limited Partnership and Eastern Avenue Inc. is hereby incorporated by reference to Exhibit 10.1 to the Partnership's report on Form 10-Q for the period ended September 30, 1997.

10.10Amendment to Agreement of Purchase and Sale of Partnership Interests in
     Eastpoint Partners, L.P. dated October 28, 1997 among Shopco Advisory Corp., Eastpoint Mall Limited Partnership and Eastern Avenue Inc. and Eastern Avenue Inc. is hereby incorporated by reference to Exhibit 10.2 to the Partnership's report on Form 10-Q for the period ended September 30, 1997.

27   Financial Data Schedule.

(b) Reports on Form 8-K

On November 28, 1997, the Partnership filed a Current Report on Form 8-K reporting the approval at a Special Meeting of Limited Partners by a majority in interest of the Limited Partners of the sale of the Mall and subsequent liquidation and termination of the Partnership.

On December 9, 1997, the Partnership filed a Current Report on Form 8-K reporting the consummation of the sale of its 90.9% general partnership interest in Eastpoint Partners, L.P., consisting of all of the Partnership's ownership interest in Eastpoint Mall.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  March 30, 1998
                         EASTPOINT MALL LIMITED PARTNERSHIP

                         BY:    Eastern Avenue Inc.
                                General Partner



                         BY:       /s/Robert J. Hellman
                         Name:     Robert J. Hellman
                         Title:    President and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


                         BY:    Eastern Avenue Inc.
                                General Partner



Date:  March 30, 1998
                         BY:    /s/ Rocco F. Andriola
                                Rocco F. Andriola
                                Director




Date:  March 30, 1998
                         BY:    /s/ Robert J. Hellman
                                Robert J. Hellman
                                President and Director




Date:  March 30, 1998
                         BY:    /s/ Joan Berkowitz
                                Joan Berkowitz
                                Vice President & Chief Financial Officer




Date:  March 30, 1998
                         BY:    /s/ Robert J. Sternlieb
                                Robert J. Sternlieb
                                Vice President


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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eastpoint Mall Limited Partnership and consolidated partnership as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Partnership's investment in the Owner Partnership was sold in 1997. It is the intent of the General Partner to liquidate the Partnership in 1998.

                                          KPMG PEAT MARWICK  LLP

Boston, Massachusetts
March 18, 1998



Consolidated Balance Sheets                    At December 31,  At December 31,
                                                         1997             1996
------------------------------------------------------------------------------
Assets
Real estate, at cost (notes 2, 3 and 5):
 Land                                            $          -     $  4,409,980
 Building                                                   -       43,972,310
 Improvements                                               -        7,286,406
                                                 -----------------------------
                                                            -       55,668,696
 Less accumulated depreciation and amortization             -      (13,529,644)
                                                 -----------------------------
                                                            -       42,139,052
Cash and cash equivalents                           1,815,888        6,362,256
Restricted cash (note 5)                                    -        1,000,000
Cash-held in escrow (note 5)                                -          535,313
Accounts receivable, net of allowance
 of $296,268 in 1997 and $125,805 in 1996              81,301          836,705
Accrued interest receivable (note 5)                        -          346,091
Deferred rent receivable                                    -          343,990
Deferred charges, net of accumulated
 amortization of $622,906 in 1996                           -        1,353,384
Prepaid expenses                                            -          389,559
Due from buyer                                        258,883                -
------------------------------------------------------------------------------
  Total Assets                                   $  2,156,072     $ 53,306,350
==============================================================================

Liabilities, Minority Interest and Partners' Capital (Deficit)

Liabilities:
 Accounts payable and accrued expenses           $    123,029     $    417,511
 Mortgage loan payable (note 5)                             -       51,000,000
 Due to affiliates (note 6)                            52,000                -
 Security deposits payable                                  -           46,819
 Deferred income                                            -          424,580
 Distributions payable                                      -          288,826
                                                 -----------------------------
  Total Liabilities                                   175,029       52,177,736
                                                 -----------------------------
Minority interest                                           -         (541,161)
                                                 -----------------------------
Partners' Capital (Deficit) (note 4):
 General Partner                                       19,810          (97,569)
 Limited Partners (4,575 limited partnership units
  authorized, issued and outstanding)               1,961,233        1,767,344
                                                 -----------------------------
  Total Partners' Capital                           1,981,043        1,669,775
------------------------------------------------------------------------------
  Total Liabilities, Minority Interest
  and Partners' Capital                          $  2,156,072     $ 53,306,350
==============================================================================


Consolidated Statements of Partners' Capital (Deficit)
For the years ended December 31, 1997, 1996 and 1995

                                        General        Limited
                                        Partner       Partners           Total
------------------------------------------------------------------------------
Balance at December 31, 1994          $ (77,899)   $ 3,714,858    $  3,636,959
Net income                               19,337      1,914,385       1,933,722
Distributions                           (21,649)    (2,143,390)     (2,165,039)
------------------------------------------------------------------------------
Balance at December 31, 1995            (80,211)     3,485,853       3,405,642
Net income                               19,438      1,924,336       1,943,774
Distributions                           (36,796)    (3,642,845)     (3,679,641)
------------------------------------------------------------------------------
Balance at December 31, 1996            (97,569)     1,767,344       1,669,775
Net Income                              320,515     31,932,953      32,253,468
Distributions                          (203,136)   (31,739,064)    (31,942,200)
------------------------------------------------------------------------------
Balance at December 31, 1997          $  19,810    $ 1,961,233    $  1,981,043
==============================================================================


Consolidated Statements of Operations
For the years ended December 31,               1997        1996        1995
------------------------------------------------------------------------------
Income
Rental income (note 3)                     $ 7,006,129 $ 7,306,819 $ 6,894,097
Percentage rental income                       585,175   1,019,783   1,209,752
Escalation income (note 3)                   3,360,312   3,706,381   3,585,193
Interest income                                443,258     340,504     406,292
Miscellaneous income (note 3)                  505,005     169,512     113,374
                                            ----------------------------------
  Total Income                              11,899,879  12,542,999  12,208,708
------------------------------------------------------------------------------
Expenses
Interest expense                             3,827,293   4,059,600   4,071,472
Property operating expenses                  3,621,289   3,502,731   3,160,271
Settlement costs (note 3)                            -           -      78,000
Depreciation and amortization                  616,597   2,032,858   2,001,526
Real estate taxes                              657,716     596,769     576,674
General and administrative                     348,602     210,244     186,504
                                            ----------  ----------  ----------
  Total Expenses                             9,071,497  10,402,202  10,074,447
------------------------------------------------------------------------------
Income from operations                       2,828,382   2,140,797   2,134,261
Gain on sale of property                    30,966,477           -           -
------------------------------------------------------------------------------
Income before minority interest             33,794,859   2,140,797   2,134,261
Minority interest                           (1,541,391)   (197,023)   (200,539)
------------------------------------------------------------------------------
 Net Income (Loss)                         $32,253,468 $ 1,943,774 $ 1,933,722
==============================================================================
Net Income Allocated:
To the General Partner                     $   320,515 $    19,438 $    19,337
To the Limited Partners                     31,932,953   1,924,336   1,914,385
------------------------------------------------------------------------------
                                           $32,253,468 $ 1,943,774 $ 1,933,722
==============================================================================
Per limited partnership unit
(4,575 outstanding)                          $6,979.88     $420.62     $418.44
==============================================================================


Consolidated Statements of Cash Flows
For the years ended December 31,                1997        1996        1995
------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net income                                 $32,253,468 $ 1,943,774 $ 1,933,722
Adjustments to reconcile net income
to net cash provided by
operating activities:
 Minority interest                           1,541,391     197,023     200,539
 Depreciation and amortization                 616,597   2,032,858   2,001,526
 Settlement costs                                    -           -      78,000
 Gain on sale of property                  (30,966,477)          -           -
 Increase (decrease) in cash arising
 from changes in operating
 assets and liabilities:
  Cash-held in escrow                          535,313     (91,502)    (72,818)
  Accounts receivable                          755,404    (198,269)    (88,894)
  Accrued interest receivable                  (60,335)   (121,524)   (134,370)
  Deferred rent receivable                         626      12,666     (98,755)
  Deferred charges                             (45,807)    (41,712)    (38,256)
  Prepaid expenses                             389,559      (8,281)    (37,762)
  Due from buyer                              (292,806)          -           -
  Accounts payable and accrued expenses       (294,482)    204,732       3,245
  Accrued interest payable                           -    (340,425)          -
  Due to affiliates                             52,000      (2,226)      2,035
  Security deposits payable                    (11,430)          -     (12,837)
  Deferred income                             (424,580)      9,499      (2,908)
                                             ---------------------------------
Net cash provided by operating activities    4,048,441   3,596,613   3,732,467
------------------------------------------------------------------------------
Cash Flows From Investing Activities:
Proceeds from sale of property              23,886,277           -           -
Additions to real estate                      (291,800) (1,253,819)   (757,229)
Proceeds from note receivable                        -     738,000           -
                                            ----------------------------------
Net cash used for investing activities      23,594,477    (515,819)   (757,229)
------------------------------------------------------------------------------
Cash Flows From Financing Activities:
Release of restricted cash                   1,008,047   1,100,000           -
Distributions paid                         (32,231,026) (3,679,641) (2,165,039)
Distributions paid-minority interest          (966,307)   (393,398)   (216,745)
                                            ----------------------------------
Net cash used for financing activities     (32,189,286) (2,973,039) (2,381,784)
------------------------------------------------------------------------------
Net increase (decrease)
  in cash and cash equivalents              (4,546,368)    107,755     593,454
Cash and cash equivalents,
  beginning of period                        6,362,256   6,254,501   5,661,047
------------------------------------------------------------------------------
Cash and cash equivalents,
  end of period                            $ 1,815,888 $ 6,362,256 $ 6,254,501
==============================================================================
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest    $3,827,293 $ 4,400,025 $ 4,071,472
------------------------------------------------------------------------------
Supplemental Disclosure of Non-Cash Operating Activities:
In connection with the sale of the Partnership's interest in the Mall, deferred rent receivable and prepaid leasing commissions in the amounts of $343,364 and $227,838, respectively were netted against the gain on sale of property.
------------------------------------------------------------------------------
Supplemental Disclosure of Non-Cash Financing Activities:
In connection with the sale of the Partnership's interest in the Mall, the $51,000,000 mortgage obligation was assumed by the buyer. Included in due from buyer is $33,923 which represents the final settlement of the amounts due to the minority interest.
------------------------------------------------------------------------------


Notes to the Consolidated Financial Statements
December 31, 1997, 1996 and 1995

1.  Organization
Eastpoint Mall Limited Partnership (the "Partnership") was formed as a limited partnership on June 26, 1985 under the laws of the State of Delaware. The Partnership is the managing general partner of Eastpoint Partners L.P. (the "Owner Partnership"), a New York limited partnership, which owns Eastpoint Mall (the "Mall"). The Owner Partnership consists of the Partnership which held a 90.9% interest in the Owner Partnership, the General Partner which held a .1% interest and SFN Limited Partnership ("SFN"), a Maryland limited partnership which is an affiliate of The Shopco Company which held a 9% interest in the Mall (collectively the "Owner Partners"). Shopco Management Corp., an affiliate of the Shopco Company, was retained by the Owner Partnership as managing and leasing agent for the Mall.

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

The Partnership commenced investment operations on November 22, 1985, with the acceptance of subscriptions for 4,575 limited partnership units, the maximum authorized by the limited partnership agreement ("Limited Partnership Agreement"). Upon the admittance of the additional limited partners (the "Limited Partners"), the initial limited partner withdrew from the Partnership.

On December 9, 1997, the Partnership sold its 90.9% general partnership interest in the Owner Partnership to affiliates of Shopco Management Corp., constituting all of the Partnership's ownership interest in the Mall. The Partnership's net proceeds from the sale, after buyer's assumption of the $51,000,000 mortgage loan obligation, closing adjustments and expenses relating to the sale, were $23,886,277 and assumed debt. As a result of the sale, it is the intent of the General Partner to dissolve the Partnership in 1998. In addition, the General Partner sold its .1% general partnership interest in the Owner Partnership for a purchase price of $1,362,761.

2.  Summary of Significant Accounting Policies

Basis of Accounting - The consolidated financial statements of the Partnership have been prepared on the accrual basis of accounting and include the accounts of the Partnership and the Owner Partnership through December 9, 1997. All significant intercompany accounts and transactions have been eliminated.

Real Estate - Real estate investments, which consist of land, building and improvements, are recorded at cost less accumulated depreciation and amortization. Cost includes the initial purchase price of the property plus closing costs, acquisition and legal fees and capital improvements, including capitalized interest. Depreciation of the building is computed using the straight-line method based on an estimated useful life of 40 years. Depreciation of improvements is computed using the straight-line method over estimated useful lives of 7 to 12 years.

Impairment of Long-Lived Assets - Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("FAS 121"), requires the Partnership to assess its real estate investments for impairment whenever events or changes in circumstances indicate that the carrying amount of the real estate may not be recoverable. Recoverability of real estate to be held and used is measured by a comparison of the carrying amount of the real estate to future net cash flows (undiscounted and without interest) expected to be generated by the real estate. If the real estate is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the real estate exceeds the fair value of the real estate. No adjustments for impairment were recognized by the Partnership under this accounting standard.

FAS 121 also requires long-lived assets to be disposed of to be recorded at the lower of cost or fair value less cost to sell. Additionally, long-lived assets to be disposed of should not be depreciated. On April 1, 1997, the Partnership ceased depreciation of the real estate in accordance with FAS 121. Fair Value of Financial Instruments Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("FAS 107"), requires that the Partnership disclose the estimated fair values of its financial instruments. Fair values generally represent estimates of amounts at which a financial instrument could be exchanged between willing parties in a current transaction other than in forced liquidation.

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

Deferred Charges - Deferred charges are amortized using the straight-line method over the following periods:

                                                         Period
                 ----------------------------------------------
                 Deferred leasing costs                 7 years
                 Financing fees                        10 years
                 ----------------------------------------------

Offering Costs - Offering costs are non-amortizable and have been deducted from partners' capital.

Transfer of Units and Distributions - Net income or loss from operations is allocated to registered holders ("Unit Holder"). Upon the transfer of a unit, net income (loss) from operations attributable to such unit generally is allocated between the transferor and the transferee based on the number of days during the year of transfer that each is deemed to have owned the unit. The Unit Holder of record on the first day of the calendar month is deemed to have transferred their interest on the first day of such month.

Distributions of operating cash flow, as defined in the Partnership Agreement, is payable on a quarterly basis to registered Unit Holders on record dates established by the Partnership, which generally fall 45 days after quarter end.

Income Taxes - No provision is made for income taxes since such liability is the liability of the individual partners.

Net Income Per Limited Partnership Unit - Net income per limited partnership unit is calculated based upon the number of limited partnership units outstanding during the year.

Rental Income and Deferred Rent - The Partnership rents its property to tenants under operating leases with various terms. Deferred rent receivable consists of rental income which is recognized on the straight-line basis over the lease terms, but will not be received until later periods as a result of scheduled rent increases.

Cash and Cash Equivalents - Cash and cash equivalents consist of money market investment accounts which invest in short-term highly liquid investments with maturities of three months or less from the date of issuance. The carrying amount approximates fair value because of the short maturity of those investments.

Concentration of Credit Risk - Financial instruments which potentially subject the Partnership to a concentration of credit risk principally consist of cash and cash equivalents in excess of the financial institutions' insurance limits. The Partnership invests available cash with high credit quality financial institutions.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

3.  Real Estate
On December 9, 1997, the Partnership sold its 90.9% general partnership interest in the Owner Partnership to affiliates of Shopco Management Corp., constituting all of the Partnership's ownership interest in the Mall, to the Assignees. The purchase price was based on, in part, the fair market value of the Mall of $81,000,000, as determined by an independent appraiser, and an arms-length negotiation between Shopco and the General Partner, on behalf of the Partnership. The buyer assumed the Owner Partnership's existing mortgage indebtedness on the Mall and paid the Partnership $25,489,064 in cash for its general partnership interest. The Partnership's net proceeds from the sale, after closing adjustments and expenses relating to the sale, was $23,886,277 resulting in the recognition of a gain of $30,966,477 in 1997.

The Mall was purchased on November 29, 1985 and consisted of a central enclosed mall plus five free standing buildings located on approximately 67.1 acres in Baltimore County, Maryland. The Mall consists of a central enclosed mall anchored by four major department stores - J.C. Penney, Inc. ("J.C. Penney"), Schottenstein Stores Corporation, doing business as Value City ("Value City"), Sears, Roebuck, and Co. ("Sears") and Ames Department Stores, Inc. (two of which are subject to ground leases), improvements and land. The retail space in the Mall is contained on one level; J.C. Penney and Value City are multi-level. Office and storage areas are contained in the basement level and on the second floor levels of the Mall. Parking space is provided for over 4,500 cars.

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

In addition to the minimum lease amounts, the leases provide for percentage rents, and escalation charges to tenants for common area maintenance and real estate taxes. For the years ended December 31, 1997, 1996 and 1995, temporary tenant income amounted to $237,139, $397,921 and $302,815, respectively, and are included in rental income.

For the year ended December 31, 1995, one tenant accounted for approximately 10% of the Partnership's rental and percentage rental income. No single tenant accounted for 10% or more of such income for the years ended December 31, 1997 and 1996.

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

On July 14, 1994, the Partnership executed a Release Agreement (the "Release Agreement") with Consolidated Fidelity Insurance Company ("Consolidated"). Pursuant to the terms of the Release Agreement , the Partnership paid Consolidated $2 million (of which $812,500 was expensed and $1,187,500 was recorded as a note receivable) in return for the assignment of the deed of trust and related Ames promissory note, as well as Consolidated's allowable claim in the Ames bankruptcy case relating to such promissory note. Consolidated's total allowable claims were approximately $2,050,000, consisting of the balances due on the Ames promissory note of approximately $1,530,000 and another promissory note. Pursuant to the Release Agreement, the Partnership was entitled to any recovery based on the Ames promissory note; Consolidated would receive any recovery on the other note. The carrying value of the note receivable was reduced to $738,000 at December 31, 1995. In 1996, the Partnership received $1,009,458 and recognized income of $49,000. In 1997, the Partnership received an additional $476,010 and paid $324,602 to Consolidated. An additional $82,700 was received in 1998 of which $18,194 is payable to Consolidated. The Partnership recognized miscellaneous income (settlement expense) of $438,000, $49,000 and ($78,000) for the years ended December 31, 1997, 1996 and 1995, respectively, from the Ames Settlement. It is uncertain, although unlikely, that there will be any additional settlement payments to the Owner Partnership.

4.  Partnership Agreement
The Partnership had a 90.9% interest in the operating income, profits and cash distributions, and a 99% interest in the operating losses, of the Owner Partnership. The General Partner had a .1% interest and SFN had a 9% interest in the income, profits, and cash distributions of the Ownership Partnership. Losses from operations were allocated .1% to the General Partner, and .9% to SFN. The Limited Partnership Agreement provides that all operating income, losses, profits, and cash distributions are to be allocated 1% to the General Partner and 99% to the Limited Partners. The proceeds of sale and interim capital transactions are to be distributed 100% to the Partnership (100% to the Limited Partners) until the Limited Partners have received distributions equal to a return of their original capital contribution plus a 10% cumulative return on capital ("Preferred Return"). Thereafter, any remaining proceeds are to be allocated 86% to the Partnership (1% to the General Partner and 99% to the Limited Partners), 5% to the General Partner and 9% to SFN. In December 1997, the Partnership distributed proceeds from the sale of the Partnership's interest in the Owner Partnership and cash reserves totaling approximately $31 million, of which the first $11.6 million was distributed 100% to the Limited Partners to reach their Preferred Return and the remainder was allocated 99% to the Limited Partners and 1% to the General Partner.


5.  Mortgage Loan Payable
In December 1993, the Partnership obtained new first mortgage financing from CBA Conduit, Inc., an entity which placed the new mortgage into a pool of other mortgages to be held by a real estate mortgage investment conduit (the "REMIC Lender"). The total amount of the new first mortgage was $51,000,000 which required monthly interest payments at a rate of 8.01% per annum for the first five years and, thereafter, at a rate equal to 2.8% above the current yield on five-year Treasury Notes. The mortgage loan was scheduled to mature on December 22, 2003, at which time the entire outstanding principal balance would have been due.

Upon the sale of its 90.9% general partnership interest in the Owner Partnership, constituting all of the Partnership's ownership interest in the Mall, the buyers assumed the $51,000,000 mortgage loan obligation. The Partnership received approximately $1,500,000 in return of certain reserves and escrowed funds from the REMIC Lender.

6.  Transactions with Related Parties
Effective January 1, 1997, the Partnership began reimbursing certain expenses incurred by the General Partner and its affiliates in servicing the Partnership to the extent permitted by the Limited Partnership Agreement. For the year ended December 31, 1997, these expenses were $96,341 of which $52,000 remains unpaid at December 31, 1997. In prior years, affiliates of the General Partner had voluntarily absorbed these expenses.

Under the terms of the Partnership Agreement, the General Partner and its affiliates are entitled to be reimbursed for out-of- pocket expenses. For the years ended December 31, 1997, 1996 and 1995, out-of-pocket expenses were $4,574, $5,048 and $5,064, respectively. At December 31, 1997 and 1996, $192 and $0, respectively, remained unpaid.

Cash and Cash Equivalents - Certain cash and cash equivalents were on deposit with an affiliate of the General Partner during a portion of 1996 and all of 1995. As of December 31, 1996 and throughout 1997, no cash and cash equivalents were on deposit with an affiliate of the General Partner or the Partnership.

7.  Management Agreement
On November 29, 1985, the Partnership entered into an agreement with Shopco Management Corporation, an affiliate of SFN, for the management of the Mall. The agreement, which expired on December 31, 1990, provided for an annual fee equal to 3.0% of the gross rents collected from the Mall, as defined, payable monthly. The Partnership and Shopco Management Corporation agreed to the terms of the new management agreement effective January 1, 1991 through December 31, 1993, which included an increase in the annual fee to 4.5% of gross rents collected from the Mall. The new management agreement which expired on December 31, 1993 is automatically renewed for successive periods of one year. The management agreement remained in effect through December 9, 1997, the date of sale of the Partnership's ownership interest in the Mall. For the years ended December 31, 1997, 1996 and 1995, management fee expense amounted to $381,996, $368,435 and $349,166, respectively.

8.  Distributions to Limited Partners
In 1997, 1996 and 1995, distributions to Limited Partners totaled $31,739,064 ($6,937.50 per limited partnership unit), $3,642,845, ($796.25 per limited partnership unit), and $2,143,390, ($468.50 per limited partnership unit), respectively.

9. Reconciliation of Consolidated Financial Statement Basis Net Income and Partners' Capital to Federal Income Tax Basis Net Income and Partners' Capital (Deficit)

Reconciliations of consolidated financial statement basis net income and partners' capital to federal income tax basis net income and partners' capital (deficit) at December 31, follow:

                                             1997         1996          1995
-------------------------------------------------------------------------------
Consolidated financial statement
  basis net income                       $32,253,468   $1,943,774    $1,933,722
Tax basis recognition of deferred charges
  over financial statement
  recognition of deferred charges           (138,876)     (37,875)      (37,875)
Tax basis recognition of deferred income
  over (under) financial statement
  recognition of deferred income             229,136        2,821      (115,321)
Tax basis depreciation over financial
  statement depreciation                  (1,704,135)    (472,137)     (456,095)
Financial statement basis recognition
  of Ames Settlement cost over
  (under) tax basis                       (1,102,275)     (44,883)       70,902
Tax basis gain on sale of property
  over financial statement gain on
  sale of property                         7,865,833            -             -
-------------------------------------------------------------------------------
Federal income tax basis net income      $37,403,151   $1,391,700    $1,395,333
===============================================================================

                                             1997          1996         1995
-------------------------------------------------------------------------------
Financial statement basis
  partners' capital                       $1,981,043   $1,669,775    $3,405,642
Current year financial statement
  net income under (over) federal
  income tax basis net income              5,149,683     (552,074)     (538,389)
Cumulative federal income tax basis net
  income (loss) over cumulative financial
  statement net income (loss)             (5,148,096)  (4,596,022)   (4,057,633)
-------------------------------------------------------------------------------
Federal income tax basis
  partners' capital (deficit)             $1,982,630  $(3,478,321)  $(1,190,380)
===============================================================================

Because many types of transactions are susceptible to varying interpretations under Federal and State income tax laws and regulations, the amounts reported above may be subject to change at a later date upon final determination by the respective taxing authorities.


Schedule II Valuation and Qualifying Accounts

                                 Balance at  Charged to             Balance at
                                  Beginning   Costs and                 End of
                                  of Period    Expenses   Deductions    Period
------------------------------------------------------------------------------
Allowance for doubtful accounts:
Year ended December 31, 1995:      $294,059    $ 19,852    $233,506   $ 80,405
Year ended December 31, 1996:      $ 80,405    $146,652    $101,252   $125,805
Year ended December 31, 1997:      $125,805    $174,893    $  4,430   $296,268
------------------------------------------------------------------------------

Schedule III - Real Estate and Accumulated Depreciation
December 31, 1997

                                                Eastpoint
Description:                                         Mall
---------------------------------------------------------
Location                             Baltimore County, MD
Construction date                               1956-1981
Acquisition date                                 11-29-85
Life on which depreciation
in latest income statements
is computed                           Building - 40 years
                                Improvements - 7-12 years
Encumbrances                                  $         -
Initial cost to Partnership: (A)
     Land                                     $ 3,497,465
     Building and
     improvements                             $26,254,002
Costs capitalized
subsequent to acquisition:
     Land, building
     and improvements                         $26,209,029
Gross amount at which
carried at close of period: (B)
     Land                                     $         -
     Building and
     improvements                                       -
---------------------------------------------------------
                                              $         -
---------------------------------------------------------
Accumulated depreciation                      $         -
---------------------------------------------------------

(A) The initial cost of the Partnership represents the original purchase price of the property.
(B) For Federal income tax purposes, the cost basis for the land, building and improvements at December 31, 1997 is $0.

A reconciliation of the carrying amount of real estate and accumulated depreciation for the years ended December 31, 1997, 1996, and 1995 follows:

                                       1997         1996         1995
-------------------------------------------------------------------------
Real estate investments:
Beginning of year                  $55,668,696  $54,457,377   $53,761,925
Additions                              291,800    1,253,819       757,229
Dispositions                       (55,960,496)     (42,500)      (61,777)
-------------------------------------------------------------------------
End of year                        $         -  $55,668,696   $54,457,377
=========================================================================

Accumulated depreciation:
Beginning of year                  $13,529,644  $11,738,595   $ 9,997,420
Depreciation expense                   460,643    1,833,549     1,802,952
Dispositions                       (13,990,287)     (42,500)      (61,777)
-------------------------------------------------------------------------
End of year                        $         -  $13,529,644   $11,738,595
=========================================================================