Form 10-Q
period 1998-03-31
EASTPOINT MALL LTD PARTNERSHIP
filed 1998-05-15
CIK 772074

United States Securities and Exchange Commission
                     Washington, D.C. 20549

                            FORM 10-Q

(Mark One)
         X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the Quarterly Period Ended March 31, 1998

                               or

              Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from ______  to ______


                 Commission File Number: 0-16024

               EASTPOINT MALL LIMITED PARTNERSHIP
      Exact Name of Registrant as Specified in its Charter


         Delaware                               13-3314601
State or Other Jurisdiction of
Incorporation or Organization           I.R.S. Employer Identification No.


3 World Financial Center, 29th Floor,
New York, NY   Attn: Andre Anderson             10285-2900
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



Consolidated Balance Sheets             (unaudited)
                                       At March 31,          At December 31,
                                              1998                     1997
Assets
Cash and cash equivalents              $ 1,683,621              $ 1,815,888
Accounts receivable, net of allowance
   of $296,268 in 1998 and 1997             81,301                   81,301
Due from buyer                             258,883                  258,883
   Total Assets                        $ 2,023,805              $ 2,156,072

Liabilities and Partners' Capital
Liabilities:
 Accounts payable and accrued expenses $    66,481              $   123,029
 Due to affiliates                          37,957                   52,000
        Total Liabilities                  104,438                  175,029
Partners' Capital:
 General Partner                            19,193                   19,810
 Limited Partners
 (4,575 limited partnership units
   authorized, issued and outstanding)   1,900,174                1,961,233
   Total Partners' Capital               1,919,367                1,981,043
   Total Liabilities and
    Partners' Capital                  $ 2,023,805              $ 2,156,072



Consolidated Statement of Partners' Capital (unaudited)
For the three months ended March 31, 1998
                                            General      Limited
                                            Partner     Partners        Total

Balance at December 31, 1997               $ 19,810  $ 1,961,233  $ 1,981,043
Net loss                                       (617)     (61,059)     (61,676)
Balance at March 31, 1998                  $ 19,193  $ 1,900,174  $ 1,919,367



Consolidated Statements of Operations (unaudited)
For the three months ended March 31,                    1998             1997

Income
Rental income                                      $       _      $ 1,792,051
Percentage rental income                                   _          276,548
Escalation income                                          _          896,738
Interest income                                       23,799           82,835
Miscellaneous income                                       _           36,091
    Total Income                                      23,799        3,084,263
Expenses
Interest expense                                           _        1,021,275
Property operating expenses                                _          817,458
Depreciation and amortization                              _          511,394
Real estate taxes                                          _          154,248
General and administrative                            85,475           67,993
    Total Expenses                                    85,475        2,572,368
Income (loss) before minority interest               (61,676)         511,895
Minority interest                                          _          (48,478)
    Net Income (Loss)                              $ (61,676)     $   463,417
Net Income (Loss) Allocated:
To the General Partner                             $    (617)     $     4,634
To the Limited Partners                              (61,059)         458,783
                                                   $ (61,676)     $   463,417
Per limited partnership unit
(4,575 outstanding)                                $   (13.35)    $    100.28



Consolidated Statements of Cash Flows (Unaudited)
For the three months ended March 31,                     1998            1997

Cash Flows From Operating Activities:
Net income (loss)                                  $  (61,676)     $  463,417
Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
    Minority interest                                       _          48,478
    Depreciation and amortization                           _         511,394
    Increase (decrease) in cash arising from
    changes in operating assets and liabilities:
        Restricted cash                                     _         (14,228)
        Cash-held in escrow                                 _        (216,724)
        Accounts receivable                                 _         122,582
        Deferred rent receivable                            _             626
        Deferred charges                                    _         (32,516)
        Prepaid expenses                                    _         165,321
        Accounts payable and accrued expenses         (56,548)         (2,184)
        Due to affiliates                             (14,043)         17,000
        Security deposits payable                           _          (6,198)
        Deferred income                                     _         (27,892)
Net cash provided by (used for) operating activities (132,267)      1,029,076
Cash Flows From Investing Activities:
Additions to real estate                                    _         (22,370)
Net cash used for investing activities                      _         (22,370)
Cash Flows From Financing Activities:
Distributions paid                                          _        (288,826)
Distributions paid-minority interest                        _         (28,915)
Net cash used for financing activities                      _        (317,741)
Net increase (decrease) in cash and cash equivalents (132,267)        688,965
Cash and cash equivalents, beginning of period      1,815,888       6,362,256
Cash and cash equivalents, end of period           $1,683,621     $ 7,051,221

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest           $        _     $ 1,021,275



Notes to the Consolidated Financial Statements

The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's annual 1997 audited consolidated financial statements within the Partnership's Annual
Report on Form 10-K.

The unaudited interim consolidated financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1998 and the results of operations and cash flows for the three months ended March 31, 1998 and 1997 and the statement of partner's capital for the three months ended March 31, 1998. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

As a result of the sale of the Partnership's interest in the Mall in December 1997, the General Partner is in the process of winding up the affairs of the Partnership and expects to liquidate the Partnership by June 30, 1998. The consolidated financial statements of the Partnership include the accounts of the Partnership and the Owner Partnership through December 9, 1997.

No significant events have occurred subsequent to fiscal year
1997 that require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).


Part 1. Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Liquidity and Capital Resources

On December 9, 1997, the Partnership sold its interest in Eastpoint Partners (the "Owner Partnership"), which owned Eastpoint Mall. Net proceeds from the sale, after closing adjustments and expenses relating to the sale, were $23,886,277. The Partnership also received approximately $1,500,000 in return of certain reserves and escrowed funds under the mortgage indebtedness on the Mall. In addition, the General Partner sold its general partnership interest in the Owner Partnership for a purchase price of $1,362,761. The majority of these proceeds were distributed to partners on December 29, 1997. The General Partner of the Partnership is in the process of winding up the affairs of the Partnership and expects to liquidate the Partnership by June 30, 1998.

The Partnership had cash and cash equivalents of $1,683,621 at March 31, 1998, compared with $1,815,888 at December 31, 1997. The decrease was primarily due to cash used for operating activities, which resulted from the payment of accrued expenses and amounts due to affiliates. Due from buyer totaled $258,883 at March 31, 1998, unchanged from December 31, 1997. Due from buyer consists of amounts due to the Partnership from the buyer of Eastpoint Mall and primarily consists of percentage rents, an insurance premium refund and an additional settlement payment related to the Ames Bankruptcy (discussed below). Accounts payable and accrued expenses totaled $66,481 at March 31, 1998, compared with $123,029 at December 31, 1997. The decrease is primarily due to the timing of payments and accruals. Due to affiliates totaled $37,957 at March 31, 1998, compared with $52,000 at December 31, 1997. The decrease represents amounts paid to the General Partner and its affiliates for providing administrative and accounting services to the Partnership.

Results of Operations

For the three months ended March 31, 1998, the Partnership recognized a net loss of $61,676 compared to net income of $463,417 for the three months ended March 31, 1997. The change from net income to net loss is primarily attributable to the sale of the Partnership's interest in the Owner Partnership, which owned Eastpoint Mall, in December 1997.

Rental, percentage rental, escalation and miscellaneous income decreased from $1,792,051, $276,548, $896,738, and $36,091, respectively, for the three months ended March 31, 1997 to $0 during the same period in 1998 due to the sale of the Partnership's interest in the Mall. Interest income decreased from $82,835 for the three months ended March 31, 1997 to $23,799 for the same period in 1998, mainly due to lower average cash balances.

Depreciation and amortization, real estate taxes, and interest and property operating expenses decreased from $511,394, $154,248, $1,021,275, and $817,458 for the three months ended
March 31, 1997 to $0 for the corresponding period in 1998, due to the sale of the Partnerhip's interest in Eastpoint Mall. General and administrative expenses for the three months ended
March 31, 1998 were $85,475, compared to $67,993 for the same period in 1997. This increase is primarily attributable to an increase in audit and tax preparation fees relating to the sale of the Partnership's interest in the Mall.


Part II  Other Information

Item 1-5 Not applicable

Item 6   Exhibits and Reports on Form 8-K.

        (a)  Exhibits

          (27)  Financial Data Schedule

        (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 1998.


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         EASTPOINT MALL LIMITED PARTNERSHIP

                         BY:  EASTERN AVENUE INC.
                              General Partner



Date: May 13, 1998            BY: /s/ Robert J. Hellman
                              Robert J. Hellman
                              President & Director



Date:  May 13, 1998           BY: /s/ Joan Berkowitz
                              Joan Berkowitz
                              Vice President & Chief Financial Officer